Form 10-Q
period 2009-09-30
US SOLARTECH INC
filed 2009-12-28
CIK 1456926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[mark one]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-157805
                ______________________

US SOLARTECH, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	27-0128686
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

199 Main Street, Suite 706, White Plains, New York 10601
(Address of principal executive offices)

(914) 287-2423
(Issuer’s telephone number, including area code)

 (Former name, former address, if changed since last report)

Indicate by check mark whether the registrant  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Registrant became subject to such filing requirements on November 12, 2009, upon the effectiveness of the Registrant’s registration statement on Form S-1.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 12,915,735 shares of common stock, $.0001 par value per share, as of December 28, 2009.

US SOLARTECH, INC.

FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

US SolarTech, Inc. (Formerly Silica Tech, LLC)
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and equivalents	$695,569	$1,717,265
Prepaid expenses and other current assets	3,696	-
Total current assets	699,265	1,717,265

FIXED ASSETS, net	548,814	468,964

OTHER ASSETS
Intellectual property, net	1,026,026	919,543
Other	15,000	15,000

TOTAL ASSETS	$2,289,105	$3,120,772

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$601,617	$344,974
Due to officers, current portion	132,061	1,192,655
Total current liabilities	733,678	1,537,629

Due to officers, noncurrent	1,045,900	-
Convertible subordinated debentures, net of unamortized discount	317,552	-

Redeemable preferred stock, $.0001 par value, 10,000,000 shares authorized;
666,666 shares issued and outstanding, net of unamortized discount
(liquidation preference of $1,050,000 at September 30, 2009)	893,226	-

Total liabilities	2,990,356	1,537,629

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIENCY):
Members' capital	-	4,155,500
Common Stock, $.0001 par value,100,000,000 shares authorized;
12,915,735 shares issued and outstanding at September 30, 2009	1,292	-
Additional paid-in capital	3,640,929	-
Deficit accumulated during the development period	(4,343,472)	(2,572,357)
Total stockholders'/members' equity (deficiency)	(701,251)	1,583,143

TOTAL LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY
(DEFICIENCY)	$2,289,105	$3,120,772

See notes to financial statements

US SolarTech, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					Since
					Inception
	Three months ended		Nine months ended		to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES:	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
Research and development	259,018	18,720	651,329	79,483	932,521
General and administrative	397,630	182,034	1,022,012	700,781	3,606,485

Total costs and expenses	656,648	200,754	1,673,341	780,264	4,539,006

OTHER INCOME (EXPENSE):

Interest income	898	730	9,000	4,254	30,188
Interest expense	(26,693)	(1,169)	(106,774)	(3,169)	(122,442)
Gain on sale of investment	-	-	-	-	287,788

Total other expense	(25,795)	(439)	(97,774)	1,085	195,534

NET LOSS	(682,443)	(201,193)	(1,771,115)	(779,179)	(4,343,472)
Preferred stock dividends	(12,500)	-	(50,000)	-	(50,000)
Net loss attributable
to common stockholders	$(694,943)	$(201,193)	$(1,821,115)	$(779,179)	$(4,393,472)

Basic and diluted net loss attributable
to common stockholders per share	$(0.05)	-	$(0.14)	-	-

Shares used in computing basic
and diluted net loss attributable
to common stockholders per share	12,915,735	-	12,751,697	-	-

See notes to financial statements

US SolarTech, Inc. (Formerly Silica Tech, LLC)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,		Cumulative Since Inception to September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,771,115)	$(779,179)	$(4,343,472)

Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	97,380	35,542	240,946
Gain on sale of MEFC	-	-	(287,788)
Non-cash interest expense	106,774	-	106,774
Stock based compensation	115,725	-	115,725
Issuance of members' equity in exchange for service	-	30,000	70,000
Increase (decrease) in cash from:
Prepaid expenses and other current assets	(3,696)	(12,500)	(28,696)
Accounts payable and accrued expenses	206,643	(227,645)	559,117
Due to officers	(14,694)	285,008	(14,694)
Notes payable to managing directors	-	-	1,097,655
Cash provided by (used for) operating activities	(1,262,983)	(668,774)	(2,484,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(122,708)	(170,307)	(605,957)
Intellectual property	(161,005)	(97,675)	(539,829)
Proceeds from sale of MEFC	-	235,500	297,788
Loan receivable	-	-	(575,000)
Cash used for investing activities	(283,713)	(32,482)	(1,422,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated convertible notes	525,000		525,000
Proceeds from issuance of membership interests	-	2,450,000	4,078,000
Repayment of notes payable to managing directors	-	(3,000)	-
Costs related to issuance of membership interests	-	(12,000)	-
Cash provided by financing activities	525,000	2,435,000	4,603,000

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,021,696)	1,733,744	695,569

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,717,265	301,993	-

CASH AND EQUIVALENTS, END OF PERIOD	$695,569	$2,035,737	$695,569

See notes to financial statements

US SOLARTECH, INC. (formerly Silica Tech LLC)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS, BASIS OF PRESENTATION, AND GOING CONCERN

US SolarTech, Inc. ( the “Company”), formed in September 2004, seeks to commercialize its Plasma Outside/Inside technology and processes for the making of silicon used in the production of solar cells and other products for the rapidly growing solar energy industry.  The Company has not recognized any revenues to date; accordingly, it is classified as a development stage company.  See Note 2 for a description of the Company’s conversion to a corporation and related name change from Silica Tech LLC, effective January 1, 2009.

The Company is subject to a number of risks similar to those of other development stage companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products and the need to obtain additional financing necessary to fund future operations. Such risks are defined more fully in the Company’s registration statement on Form S-1 filed on November 10, 2009

These financial statements have been prepared on the basis that the Company will continue as a going concern.  The Company is devoting substantially all of its efforts toward completing the final testing of its pilot system for the making of silicon using its patent pending intellectual property and has incurred operating losses since inception.

The Company expects to complete its product testing during the first quarter of 2010. Final product testing costs together with general and administrative costs will result in continuing operating losses for the near term. In February 2009, we produced our first prototype sample and in June, we produced solar grade silicon and expect to produce semi conductor grade during the first quarter of 2010. Independent laboratories and potential customers are involved in testing and we expect to begin sending material to potential customers for testing also during the first quarter of 2010. As we continue to improve the quality of our silicon, we continue recruiting additional full-time personnel, including process and chemical engineers, operating technicians, and administrative staff.

In addition, we are expanding our product line to include solar grade silicon, a lower purity product, which will be integrated with the manufacture of our key raw material, silicon tetrachloride. This integrated facility will be located in Thailand.  See; Overview

The Company believes that its current resources together with its access to additional funds are sufficient to satisfy its operating costs through September 30, 2010. However, access to additional funds is uncertain at this time.  The Company will need to obtain additional funding in order to commercialize both its high purity and solar grade purity products. To continue as a going concern, additional capital is required, whether  through the sale of equity and debt securities or through collaborative arrangements with partners.  If the Company is unable to obtain capital through these sources, it may have to seek other sources of capital or re-evaluate its operating plans.  Specifically, the Company is in discussions with several entities, including groups associated with present shareholders that have expressed an interest in funding the Company’s operating plan either through (secured or subordinated ) debt and/or equity financing. The Company believes that  the arrival at an agreement  by the end of the first quarter of 2010 is possible. To ensure the Company’s ability to satisfy its cash needs, the Company has, among other actions, reduced its cash operating budget and extended its September 30th note offering. The Company anticipates that investor funds will be deposited into an escrow account and released to the Company upon the earlier of either (i) the escrow account reaching $400,000 , and  (ii) the Company reaching an agreement for a (x) (secured or subordinated ) debt and/or equity financing agreement in excess of $1,000,000, or (y) any merger, sale, and/or any other reorganization. If triggering events (i) and (ii), above, do not occur by  March 31, 2010, unless the escrow is extended in accordance with its terms, investor funds would be returned to other investor. To date, the Company has verbal commitments from investors for $80,000.

The accompanying unaudited financial statements of the Company for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with our audited financial statements and notes filed with our registration statement on Form  S-1, as amended, filed with the Securities and Exchange Commission  on November 10, 2009. Our three and nine months financials ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these financial statements have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for other interim periods or for the entire year ending December 31, 2009.

2.   Stockholders’ Equity (Deficiency)

Effective January 1, 2009, we converted from Silica Tech, LLC, a Connecticut limited liability company into US SolarTech, Inc., a Delaware corporation. Pursuant to the conversion, members of Silica Tech, LLC received common stock of US SolarTech, Inc. and three year warrants in order to purchase shares of common stock of US SolarTech, Inc. Pursuant to the conversion, members of Silica Tech, LLC received a pro rata portion of 12,666,666 shares of common stock of US SolarTech, Inc.; certain members received a pro-rata portion of warrants to purchase 385,624 shares of common stock  and the holder of our Series A Preferred Stock  to purchase 300,000 shares of our common stock.  The warrants  have an exercise price of $1.50 per share, expire January 1, 2012 and, if fully exercised will generate proceeds to us in the amount of $1,028,436.

The fair value of the warrants issued to the preferred stockholder was estimated using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 1.0%, expected life of 2.75 years, no expected dividend yield, and an expected volatility of 80%. The value of the warrants was $112,458 and is being amortized to interest expense over the period from January 1, 2009 through September 30, 2010, the mandatory redemption date.

After allocating the proceeds of the preferred stock investment between the preferred shares and the warrants based on their relative fair values, the conversion price of the preferred shares was less than the market value of the preferred shares at January 1, 2009. Consequently, we determined that there was a beneficial conversion feature in the amount of $101,090.

The beneficial conversion feature is being accreted into interest expense over the period from January 1, 2009 through September 30, 2010.

In connection with the conversion, the terms of the Operating Agreement, and our desire to file an S-1 resale registration statement, stockholders (formerly “members”) who invested $2,137,500, excluding the $2,000,000 September 2008 investment, at the end of October 2008, executed a Waiver and Consent in connection with the conversion and the filing. Pursuant to the Waiver and Consent, stockholders received 1,425,000 shares of our common stock of the 12,666,666 issued, and warrants to purchase a pro rata portion of 385,625 shares of the common stock, with an exercise price of $1.50 per share, and the right to receive $418,625, as and when certain events occur.

In June 2009, each of these stockholders agreed to convert his or her pro-rata interest of the $418,625 into common stock at a conversion price of $1.80 per share, instead of the right to receive $418,625. If we engage in a private placement  with a price that is less than $2.00, the stockholders’ conversion price will be adjusted accordingly, provided that the conversion price will not be less than $1.50. Stockholders electing to convert will be issued shares as of June 30, 2009. The offer to convert expired on June 30, 2009. Other than this conversion, these stockholders did not have a conversion right. Accordingly on June 30, 2009, we issued 232,569 shares.

Also during the second quarter of 2009, we issued 16,500 shares for services rendered at a fair market value of $2.00 per share. Specifically, as of May 15, we issued 6,500 shares of common stock to a part-time employee in exchange for $13,000 in amounts owed for services rendered, and on June 30, we issued 10,000 shares of common stock to its outside director, following six months of services from appointment to the Board of Directors.

Preferred Dividends

The Series A Preferred Stock shall accrue dividends at a rate per share of 5% of the conversion price annually, provided that such dividends shall only become payable upon the automatic conversion, optional conversion, or optional redemption of the Series A Preferred Stock.

At September 30, 2009, preferred dividends totaling $50,000 have been accrued; no preferred dividends are currently payable in cash or have been paid to date

Redemption Provisions

We have the right, but not the obligation, to redeem the Series A Preferred Stock at any time on or after March 30, 2009 through September 30, 2010 by paying to the holders of the Series A Preferred Stock the value of such stock plus a 30% annualized premium calculated in accordance with this provision or 2.5% per month. To so redeem, we would pay an amount equal to the sum of: (i) the aggregate conversion price of the Series A Preferred Stock being redeemed, plus (ii) a premium equal to the product of (x) the  number of completed months elapsed between the Issue Date and (y) the product of the aggregate conversion price of the Series A Preferred Stock being redeemed at 2.5%.

In the event we so redeem, we are required to provide the Holders of the Series A Preferred Stock with a notice delivered at least 30 calendar days prior to the proposed redemption date (the “Redemption Notice”). Upon receipt of the Redemption Notice, Holders of the Series A Preferred Stock may, within 15 calendar days of receipt of a Redemption Notice, elect to convert their Shares of Series A Preferred Stock into Common Stock.

Notwithstanding our right to redeem the Series A Preferred Stock, the Company is  obligated to redeem at the end of the two year redemption period the then amount of outstanding Series A Preferred Stock.

Conversion Provisions

In the event that our equity is publicly traded and our market capital based on a previous 30 day weighted average closing price is greater than USD $30 million (based on $2.15 multiplied by 13,998,956, the number of fully diluted shares as of September 30, 2008), each share of Series A Preferred Stock shall automatically convert into one share of common stock. “Publicly Traded” means that the securities of the Company have been registered under the Exchange Act and are validly trading on the Pink Sheets, OTC Bulletin Board, NASDAQ Capital Market, NASDAQ National Market, New York Stock Exchange, NYSE Amex Equities or another recognized U.S. national market.

In the event that (i) our stock is publicly traded, and (ii) our market capital based on a previous 30 day weighted average price is at least USD $20 million, the holder of the Series A Preferred Stock (the “Series A Holder”) shall have the right to convert such shares into common stock on the first business day of each calendar quarter, provided, that the aggregate conversion price of the shares of Series A Preferred Stock being converted shall equal at least $500,000, and shall be in additional increments equal to at least $200,000.

The preferred holder, in a separate consent letter, agreed to convert 100% of his preferred share holdings into common stock, as follows:

1.	At the same time as the Executives convert the amounts owed into common stock under (a), above,

2.
We shall, as an inducement to the preferred holder to convert earlier than as otherwise covered under the terms of the preferred stock, compensate the preferred holder with an additional 125,000 shares of common stock – if the preferred holder elects to convert on or before August 31, 2009.

Liquidation Preference

In the event of a liquidation, dissolution, or winding up, holders of the Series A Preferred Stock shall be entitled to a per share preference equal to Conversion Price plus accrued and unpaid dividends to be paid to holders of the Series A Preferred Stock prior to payment due to the holders of common stock.

Other Provisions

The holder of the Series A Preferred Stock is  entitled to appoint one director to the Company’s Board of Directors, provided that such right shall expire at such time when the holder’s equity interest in our stock represents less than 5% of the Company’s equity on a fully diluted basis.

Earnings (loss) per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of warrants and convertible preferred stock. Since we had a net loss for the three and nine months ended September 30, 2009, the inclusion of convertible preferred stock and warrants in the computation would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three and nine months ended September 30, 2009.  For the three and nine months ended September 30, 2008 and cumulative for the period from inception to September 30, 2009, earnings (loss) per share are not presented as we have been a corporation only since January 1, 2009.

3.    Sale of Securities

Sale of 7.5% Convertible Subordinated Notes

On September 30, 2009, we sold $525,000 in aggregate principal amount of 7.5% convertible subordinated notes together with related warrants in a private placement to existing investors.  We are privately offering up to $2,000,000 in aggregate principal amount of notes to investors we have identified through means other than any public offering, seeking primarily investors having pre-existing relationships with us.  As of December 28, the offering remains open, after extending our prior closing date of November 15.  We are not registering the resale of the notes, or any shares of our common stock issuable upon conversion of the notes or exercise of the warrants.

Interest. The notes are due on September 30, 2011 and bear interest at a rate of 7.5% per annum, provided that the interest rate on any notes which remain outstanding and are not converted into our equity by September 30, 2010 will be retroactively adjusted as of the issue date of the notes to have accrued interest at a rate equal to 15% per annum, thereby increasing the amount of interest we are obligated to repay.  Furthermore, upon conversion of the notes into shares of our common stock, for purposes of calculating the number of shares issuable upon conversion, the notes shall be deemed to retroactively have accrued interest since the issue date at a rate equal to 25% per annum.

Conversion. Subject to the terms of the note, a holder may convert a note into our common stock beginning at such time at which our common stock has been publicly traded for one full calendar month, through September 30, 2010.  During such period, a holder of Notes shall, acting in its sole discretion, be entitled to convert any portion or all of the principal sum and unpaid interest accrued under a note into shares of the Company’s common stock, at a price per share of equal to the weighted average trading price of our common stock on the exchange or quotation system on which it is publicly traded over the preceding 20 trading days, provided that notwithstanding any provision in the Note, such price shall not be less than $1.50 per share.

If at any time on or after the beginning of the period during which the holder may convert, the calculated conversion price equals or exceeds $2.00 per share for 20 consecutive trading days, we are required to provide the Holder with a written notice stating that the requirements for conversion at our option have been met, whereupon on the 5th business day following the holder’s receipt of such notice, we shall have the right, at our sole discretion, to convert all of the principal sum of the notes and unpaid interest accrued thereon into shares of our common stock at such price.

Warrants. Each purchaser of notes will receive a warrant to purchase the number shares of our common stock calculated as follows:

•
Where we receive the purchase price for the notes prior to or on September 30, 2009, the number of shares issuable upon exercise shall equal 50% of the dollar amount of the principal of the note purchased, provided that Mr. Alnamlah shall be entitled to such percentage with respect to up to his purchase of an additional $200,000 in aggregate principal amount of notes on or prior to November 15, 2009.

•
Where we receive the purchase price for the notes between October 1, 2009 and October 31, 2009, the number of shares issuable upon exercise shall equal 33% of the dollar amount of the principal of the note purchased.

•
Where we receive the purchase price for the notes between November 1, 2009 and the closing  of the offering, the number of shares issuable upon exercise shall equal 15% of the dollar amount of the principal of the note purchased.

The warrants become exercisable at such time at which our common stock has been publicly traded for one full calendar month, and entitle the holder to purchase the number of shares of our common stock calculated above at $1.50 per share.  The warrants expire September 30, 2011.

After allocating the proceeds of the note investment between the note and the warrants issued as of September 30, 2009 based on their relative fair values, the conversion price of the note was less than the market value of the note at September 30, 2009. Consequently, we determined that there was a beneficial conversion feature in the amount of $207,448.  The beneficial conversion feature is being accreted into interest expense over the period from September 30, 2009 through September 30, 2011.

Subordination. The notes shall rank pari passu with respect to each other and are  subordinated to all other indebtedness reflected on our financial statements as of September 30, 2009.

Use of Proceeds. We intend to use the proceeds of our sales of notes and exercise of warrants, if any, to purchase equipment in connection with our planned expansion, for research and development, working capital, and general corporate purposes.

       Funding Commitment. As of September 30, 2009, we received $525,000 in proceeds from the sale of our notes, of which $250,000 was received from Mr. Alnamlah, the holder of our Series A Preferred Stock. Mr. Alnamlah has committed to purchase up to an additional $200,000 in principal amount of notes by matching amounts we receive from the sale of notes to third parties. In consideration of his matching fund commitment, upon such funding, we have agreed to provide Mr. Alnamlah with warrants to purchase shares of our common stock calculated  as if his purchase of notes occurred on September 30, 2009; i.e. the number of shares issuable upon exercise would equal 50% of the dollar amount of the principal of the note purchased.  We have made the same warrant terms available to Mr. Alnamlah until November 15, 2009 with respect to additional purchases of up to an additional $500,000 aggregate principal amount of notes. The offering remains open.

6.    Long-term Payables and Related Party Transactions

In June 2009, each of our executive officers signed a consent in which the officer agreed to defer payment of his pro-rata interest in $1,045,900 until August 1, 2010, and later extended the date until February 1, 2011. The $1,045,900 represents compensation and expenses owed as of September 30, 2008. In addition the letter provides that the officer will have the right to convert all or part of his pro-rata interest at $1.50, the last sales price at September 30, 2008, at any time and that we will have automatic conversion rights.

Specifically, the consent letter provides that

1. If we pay the executives 10% of the proceeds of a closing(s) up to a maximum of $200,000, we have the right to convert the amount owed as follows. The first $115,000 will be applied to expenses with the remaining $85,000 applied to compensation. The remaining $845,900 in compensation will be converted at $1.50 into 563,933 of common shares. If less than $200,000 is paid to the executives, shares will be converted pro-rata.
and/or

2. To the extent amounts owed have not been converted under (a) above, the executive has the right to convert 100% of the amount owed at anytime, in his sole discretion, subject to our automatic right to convert if and when the weighted average price of our stock for thirty (30) consecutive trading days is at least $2.00. The executives plan to establish a trading program under Rule 10(b)(5) of the ’34 Act to sell 15% of the converted shares at not less than $2.00/share.

7.    Subsequent Events

In October 2009, we ordered approximately $300,000 of new equipment related to producing high purity silicon.

Our S-1, as amended, was declared effective by the SEC on November 12, 2009. To ready our stock for quotation on the OTC Bulletin Board, we have spoken with a market maker who will file a Form 211 with the Financial Investment National Regulations Authority (“FINRA”). A market maker that files a Form 211 with respect to a company indicates that it desires to trade, quote, and “make a market” in the company’s securities.

On September 24,  2009, we formed a wholly owned subsidiary in Thailand, STC SolarTec Co. Ltd. and on November 10th funded the subsidiary  with $86,000. Of the $86,000, $75,000  was used to pay for extensive equipment.  Another $75,000 will be paid upon completion of the Thai fund raising. On December 9, 2009, we signed a non-binding letter of intent for the sale of an estimated $300 million in product over 5 years; shipments are expected to begin in by the end of Q3 2010. See: Nature of Business, Basis of Presentation and Going Concern.

In accordance with ASC 855, Subsequent Events, we evaluated subsequent events through the date and time our condensed consolidated financial statements were issued on December 28, 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our significant accounting estimates, such as those for unbilled contract service fees and amounts due to clinical research organizations, clinical investigators and contract manufacturers, the risk factors set forth below under the caption “Risk Factors” and the risk factors set forth in our registration statement on Form S-1, , which was filed with the Securities and Exchange Commission (“SEC”) on November10, 2009. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Overview

We are a technology company positioned to commercialize our proprietary intellectual property to manufacture both high purity and solar grade silicon used in the production of silicon wafers and solar cells. We believe that our unique and versatile approach will enable us to effectively compete in the rapidly growing solar energy market. As we are in the initial phase of implementing our business plan, we are a developmental stage company and have no revenues to date. Our internet website, currently under construction, will be located at www.ussolartech.com.

We were formed on September 9, 2004 as SilicaTech, LLC, a Connecticut limited liability company. Since our formation, we have developed our own proprietary plasma-based technology for use in the solar energy industry. We also purchased certain assets, including patented intellectual property, associated with the manufacture of optical fiber from FiberCore, Inc. a Chapter 7 debtor, pursuant to an Asset Purchase and Settlement Agreement approved by the United States Bankruptcy Court, District of Massachusetts (Western Division) on February 3, 2006. Three of our four directors, Dr. Mohd Aslami, Steven Phillips, and Charles DeLuca, were members of the board of directors of FiberCore, Inc. We are currently exploring opportunities to derive revenues from those purchased assets through licensing technology to manufacturers of optical fiber preform, the high purity glass core from which manufacturers draw optical fiber, as the fiber optic market has shown substantial improvement over the last few years. However, the primary intellectual property on which most of our business plan is based was developed independently by us and was not acquired from FiberCore, Inc. SilicaTech, LLC was converted into US SolarTech, Inc., a Delaware corporation, as of January 1, 2009.

We have been actively marketing our products and have identified several potential customers. These prospective customers have agreed to test our product samples to determine whether they meet their potential customers’ quality and technical specifications. While prices for high purity products appear to have remained relatively stable, solar grade silicon (“SGS”), a lower purity product, prices have declined by 50% in 2009 from 2008, thereby accelerating the demand for SGS.

To take advantage of this market shift, we are advancing a strategy that complements our basic business model in order to maximize shareholder. As stated in our S-1, as amended, we have been considering building a facility in Thailand to manufacture our core raw material, silicon tetrachloride, which is estimated to significantly lower our cost of manufacture. Integrating the manufacture of the silicon tetrachloride with the making of solar grade silicon will expand our product line and lower overall manufacturing costs. The solar grade silicon will be manufactured using a proven, lower cost system. A team of seasoned engineers, fully knowledgeable on this system, are in place in Thailand. Product from the Thai facility would  be shipped to begin fulfilling a letter of intent, signed on December 9, 2009 (See: Subsequent Events) for the sale of an estimated $300 million in solar grade silicon over 5 years.  Upon sample approval, a definitive purchase agreement will be signed.. Later, we will apply our plasma technology to enhance the purity level of the low cost system as well as file a patent application.  Testing of our high purity silicon product in the US will continue. We are also exploring the possibility of manufacturing a sample of the solar grade silicon at our U.S. pilot facility

Results of Operations

Research and development expenses

While we incurred expenses related to equipment design and plane layout prior to September 2008, we started the pilot operation in October 2008, which primarily accounts for the substantial differences between September 30, 2009 and September 30, 2008.

For the three months ended September 30, 2009, our research and development expenses were $259,000, representing an increase of $240,000 from$19,000 in the three months ended September 30, 2008.  The $240,000 increase in research and development costs is primarily attributable to $108,000 in compensation expenses related to the staffing of engineers, $55,000 for materials and supplies, $41,000 in consulting costs, and $36,000 in other expenses, $14,000 of which is for depreciation.

For the nine months ended September 30, 2009, our research and development were $651,000, representing an increase of $572,000 from $79,000 in the first nine months ended September 30, 2008. The $572,000 increase in research and development costs is primarily attributable to $271,000 in compensation expenses related to the staffing of engineers, $118,000 for materials and supplies, $51,000 in consulting costs, and $132,000 in other expenses, $43,000 of which is for depreciation.

General and administrative expenses

For the three months ended September 30, 2009, our general and administrative expenses were $398,000, representing an increase of $216,000 from $182,000 in the three months ended September 30, 2008.  The $216,000 increase in general and administrative expenses is attributable to $70,000 in compensation and related expenses because of staffing increases, $ 30,000 in consulting expenses and system costs, $68,000 in legal costs, $12,000 in accounting costs and $36,000 in other expenses.

For the nine months ended September 30, 2009, our general and administrative expenses were $1,022,000, representing an increase of $321,000 from $701,000 in the first nine months ended September 30, 2008. The $321,000 increase in general and administrative expenses is attributable to $116,000 in compensation and related expenses because of staffing increases, $107,000 in non-cash compensation, $43,000 in accounting and system costs, $42,000 in consulting expenses, and  $13,000 of other expenses.

Interest Expense

For the three months ended September 30, 2009, interest expense was $27,000, representing an increase of $26,000 from $1,000 in the three months ended September 30, 2008.  The $26,000 increase is attributable to the accretion of both the fair market value and the beneficial conversion feature of warrants issued as of January 1, 2009.

For the nine months ended September 30, 2009, interest expense was $107,000, representing an increase of $104,000 from $3,000 in the first nine months ended September 30, 2008. The $104,000 increase is attributable to the accretion of both the fair market value and the beneficial conversion feature of warrants issued as of January 1, 2009.

Liquidity and Capital Resources

For the nine months ended September 30, 2009, we used cash of $1,263,000 for operating activities, representing an increase of $594,000 from $669,000 used in the nine months ended September 30, 2008. The $594,000 is attributable to a $992,000 increase in the net loss, offset by an increase in depreciation of $62,000, $222,000 in non-cash interest and compensation, and $114,000 in current payables.

For the nine months ended September 30, 2009, we invested $284,000 in equipment and intellectual property, representing an increase of $252,000 from the $32,000 invested in the nine months ended September 30, 2008. The $252,000 is attributable to a $16,000 net increase in equipment and intellectual property, offset by the receipt of $236,000 in proceeds from the sale of MEFC, a non-recurring event.

For the nine months ended September 30, 2009, we raised $525,000, representing a decrease in funds raised by $1,910,000 from the $2,2435,000 raised in the nine months ended September 30, 2008. The decrease is primarily attributable to the $2,000,000 raised as of September 30, 2008 from Mr. Alnamlah.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part on certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

POVD Patent Litigation

On February 17, 2006, we filed a declaratory-judgment action against j-fiber GmbH (“J-Fiber”) in the United States District Court for the District of Massachusetts. The action was captioned Silica Tech, L.L.C. v. J-Fiber, GmbH, 06-CV-10293 (D. Mass.). The action initially was assigned to Judge Reginald C. Lindsay.

The action seeks to establish that we own free and clear of any claims of J-Fiber, all right, title and interest in and to patents and patent applications (together, the “Patent Assets”) of FiberCore, Inc. (“FiberCore”). We acquired the Patent Assets in FiberCore’s bankruptcy proceedings. J-Fiber is the successor-in-interest of FiberCore’s former subsidiary, FiberCore Jena AG (“FC Jena”).

The Patent Assets include those described and claimed in the following U.S. patents and related patent applications filed by FiberCore — along with their respective foreign counterpart patents and patent applications:

•	U.S. Patent No. 6,253,580, issued July 3, 2001, entitled “Method of Making a Tubular Member for the Optical Fiber Production Using Plasma Outside Vapor Deposition.”

•	U.S. Patent Application No. 09/058,207, filed April 10, 1998, entitled “Method of Making an Optical Fiber Preform.” (This application relates to U.S. Patent No. 6,536,240).

•	U.S. Patent No. 6,536,240, issued March 25, 2003, entitled “Method of Making an Optical Fiber Preform via Multiple Plasma Deposition and Sintering Steps.”

•	U.S. Patent No. 6,793,775, issued September 21, 2004, entitled “Multiple Torch-Multiple Target Method and Apparatus for Plasma Outside Chemical Vapor Deposition.”

•	U.S. Patent No. 6,769,275, issued August 3, 2004, entitled “Method for Making Optical Fiber Preform Using Simultaneous Inside and Outside Deposition.”

Our acquisition of the Patent Assets from FiberCore was approved by a February 3, 2006 order of the United States Bankruptcy Court for the District of Massachusetts, In re FiberCore, Inc., No. 03-46551 (the “Bankruptcy Court Order”). The Bankruptcy Court Order permitted the sale subject to certain “Surviving Claims” retained by J-Fiber. According to the Bankruptcy Court Order, the Surviving Claims were limited to in rem claims against the Patent Assets and “shall not in any manner constitute claims against [US SolarTech]” (emphasis added).

On August 28, 2006, J-Fiber filed an Amended Answer, Counterclaim, and Jury Demand claiming that it is the rightful owner of the Patent Assets. J-Fiber asserted four counterclaims: (I) a conversion claim alleging that the assignments of the Patent Assets by their inventors to FiberCore (the “Assignments”) constituted conversions of FC Jena’s property; (II) a fraudulent-conveyance claim alleging that the Assignments constituted fraudulent conveyances of FC Jena property; (III) a declaratory-judgment claim seeking a judgment that J-Fiber is the sole and rightful owner of the Patent Assets; and (IV) an alternative declaratory-judgment claim requesting that if the court determines that J-Fiber does not have ownership rights to the Patent Assets, it rule that J-Fiber can use the Patent Assets without being subject to claims of infringement. Included in J-Fiber’s Prayers for Relief are requests for attorneys fees, costs, expenses, and “such other equitable or monetary relief as may be just and proper,” without specifying an amount of any alleged damages. On September 25, 2006, we filed our answer to J-Fiber’s Counterclaim.

Discovery commenced in the summer of 2007. Also in 2007, the parties briefed the issue of choice of law, with J-Fiber arguing that German law should govern the action, while we argued that Massachusetts law governs.  On November 9, 2007, the court referred the case to Magistrate Judge Marianne B. Bowler for determination of the applicable law.

On December 31, 2007, we filed a motion for judgment on the pleadings seeking dismissal of J-Fiber’s counterclaims pursuant to Federal Rule of Civil Procedure 12(c) (the “12(c) Motion”). We argued that none of the counterclaims qualifies as a “Surviving Claim” permitted by the Bankruptcy Court Order and that each counterclaim fails as a matter of law on independent grounds.  At our request, the court stayed depositions pending resolution of the 12(c) Motion.

On January 16, 2008, the court referred the 12(c) Motion to Magistrate Judge Bowler. On February 16, 2008, J-Fiber filed its opposition to the 12(c) Motion. On April 1, 2008, Magistrate Judge Bowler heard argument on the 12(c) Motion, but not on the applicability of German law. During the hearing, J-Fiber’s counsel clarified that J-Fiber’s counterclaims are in rem claims against the Patent Assets and are not damages claims against us. The action was reassigned to Judge William G. Young after Judge Lindsay unfortunately passed away.

On May 19, 2009, Magistrate Judge Bowler issued her Report and Recommendation regarding the applicability of German law and the 12(c) Motion (the “Report”). The Report found that Massachusetts law should govern the action, though it did not foreclose the possibility of a later determination, based on a more developed factual record, that German law applies, “particularly with respect to the assignments of the ’775 and ’275 patents.”

On the 12(c) Motion, the Report found that, Counts I and II of J-Fiber’s Counterclaim (for conversion and fraudulent conveyance, respectively) should be dismissed as to all of the Patent Assets except the ’240 Patent.

Furthermore, the Report concluded that since Counts I and II survive dismissal as to the ’240 Patent, Counts III and IV, for declaratory judgment, also should survive. Finally, as to the portions of Counts I and II to be dismissed, the Report indicated that J-Fiber may file a motion for leave to amend its Counterclaim to re-plead those claims.

On July 22, 2009, we filed an unopposed motion to amend the caption and pleadings in the action to reflect our corporate name change from Solar Tech, L.L.C. to US SolarTech, Inc.  The court granted that motion on August 25, 2009.  Thus, the action is now captioned US SolarTech, Inc.  v. J-Fiber, GmbH, 06-CV-10293 (D. Mass.).

On August 19, 2009, Judge Young adopted the Report as an order of the court, granting in part and denying in part the 12(c) Motion.

On August 24, 2009, J-Fiber filed the first in a series of procedural motions aimed at reviving a related, dormant adversary proceeding in the In re FiberCore, Inc. bankruptcy case – J-Fiber GmbH v. Steven Weiss, Trustee of FiberCore, Inc., Adv. Pro. No. 04-4531 (the “Adversary Proceeding”).  J-Fiber filed the motions in the United States District Court for the District of Massachusetts and the court assigned Judge Richard G. Stearns, and case number 09-CV-40145 under the caption In re FiberCore, Inc., to the new case.  Judge Stearns ultimately granted J-Fiber’s motions.

On October 2009, the court reassigned both the main action (06-CV-10293) and the Adversary Proceeding action (09-CV-40145) to Judge Rya W. Zobel.

On December 2, 2009, Judge Zobel held a status conference in the actions. At the conference, J-Fiber agreed to drop its conversion and fraudulent-conveyance counterclaims (Counts I and II) and agreed to proceed solely on its declaratory-judgment counterclaims (Counts III and IV). J-Fiber’s decision to drop Counts I and II obviated any need for it to amend its Counterclaim and largely if not entirely mooted the revival and consolidation of the Adversary Proceeding.  The court ordered at the conference that document discovery must be completed by February 26, 2010; depositions must be completed by August 31, 2010; and the next status conference will be held on September 14, 2010.

These actions are at an early stage, as discovery has not been completed and depositions have not been taken, and we cannot predict their outcome. We intend to vigorously prosecute our case against J-Fiber and defend against J- Fiber’s counterclaims. In the event that we do not prevail, we believe that pursuant to the Asset Purchase and Settlement Agreement between us and FiberCore’s Trustee, we would retain a $7,500,000 claim against J-Fiber.  While that claim is unsecured against FiberCore, the claim is secured with respect to its assertion against J-Fiber because the assets which we purchased from Tyco and its affiliates included a collateral interest in the Patent Assets. Accordingly, even if the court declares that J-Fiber owns the Patent Assets, we could commence actions to foreclose on the Patent Assets to the extent they are valued up to $7,500,000. Furthermore, the Patent Assets are related to optical fiber and, accordingly, even if we are not declared the owner of the Patent Assets, we will nonetheless be able to continue pursuing our solar related business, the primary business contemplated by our business plan, since none of our proprietary technology used in manufacturing solar grade silicon relies on the Patent Assets that are the subject of the litigation.

Know-How Litigation

On January 20, 2009, we filed a complaint against J-Fiber in the United States District Court for the Southern District of New York. The action is captioned US SolarTech, Inc. v. J-fiber, GmbH, 09-CV-00527 (S.D.N.Y.). The action was assigned to Judge Cathy Seibel and Magistrate Judge Paul Davison.

Our complaint asserts claims of breach-of-contract, misappropriation of trade secrets, and unjust enrichment against J-Fiber. We allege that FiberCore and FC Jena entered into a Patent and Technology Information License Agreement, dated May 22, 2003 (the “License Agreement”). In the License Agreement, FiberCore agreed to license to FC Jena its patents, patent applications, and technical information — including know-how and trade secrets relating to fiber-optic preform manufacturing. The License Agreement provides for FC Jena to pay certain research-and-development fees to FiberCore. It also contains a change-in-control provision that provides that if certain conditions are met, two million Euros would be due and payable to FiberCore.

Our complaint alleges that we have succeeded to FiberCore’s interest in the License Agreement pursuant to the Bankruptcy Court Order, and that J-Fiber has succeeded to FC Jena’s interest. We allege that J-Fiber acquired FC Jena’s assets in receivership proceedings in Germany and thereby triggered the change-in-control provision in the License Agreement and a two million Euro obligation to us. We allege that J-Fiber has continuously used, in its day-to-day operations, the trade secrets and know-how that FiberCore disclosed to FC Jena and that are now intellectual property belonging to us,  but never paid any compensation to us for that intellectual property under the License Agreement or otherwise.

We allege that J-Fiber’s use of our trade secrets constitutes a misappropriation of trade secrets in violation of Massachusetts law (Mass. Gen. Laws ch. 93, § 42) and that J-Fiber has been unjustly enriched by profiting from our trade secrets and know-how. Among other relief, our complaint seeks damages for J-Fiber’s breaches of the License Agreement — including the 2,000,000 Euros we claim are due and owing; double damages for misappropriation of trade secrets under Massachusetts law; and restitution of J-Fiber’s profits attributable to our trade secrets and know-how.

On January 28, 2009, we filed an amended complaint that added one paragraph to our original complaint.   On July 15, 2009, J-Fiber was served with the amended complaint pursuant to the procedures of the Hague Convention.   On September 18, 2009, J-Fiber moved to dismiss the amended complaint.  J-Fiber’s motion to dismiss argues that: (i) the court lacks personal jurisdiction over J-Fiber; (ii) the court lacks subject-matter jurisdiction over our tort claims of trade-secret misappropriation and unjust enrichment because the conduct underlying those claims occurred in Germany; and (iii) the case should be stayed or transferred because the POVD Patent Litigation in the District of Massachusetts is allegedly duplicative in that J-Fiber purportedly has asserted in that litigation claims to the intellectual property we purchased from FiberCore.

On September 24, 2009, the court, on its own initiative, denied J-Fiber’s motion to dismiss without prejudice because J-Fiber did not follow Judge Seibel’s individual practices, which require a pre-motion conference before a party can file a motion.  The court has scheduled a pre-motion conference for January 22, 2010.

This action is at an early stage and we cannot predict its outcome. We intend to vigorously prosecute our case against J-Fiber.

Litigation against the Company’s Executive Officers

In or about March 2004, FC Jena filed for receivership in Germany.  Approximately two months later, J-Fiber, which is controlled and managed by parties who were employed by and associated with FC Jena, GmbH acquired the assets of FC Jena.    In December 2005, J-Fiber filed an action in Gera, Germany, reference number 1HKO 296/05 against Messrs. Aslami and DeLuca, two of Silica Tech Holdings’ managing members, with respect to a multi-party transaction among a subsidiary of Tyco International, Ltd, FiberCore, FC Jena, and Xtal Fibras Opticas S.A. Brazil, a company 90% owned by FiberCore. As part of the transaction, Tyco loaned $1,500,000 to a wholly-owned subsidiary of FiberCore, collateralized by a secured lien on $3,000,000 of newly purchased specialized equipment used in the making of preforms, the raw material for making optical fiber.  Title to the equipment was transferred to the subsidiary from Xtal in consideration of Xtal being discharged from certain obligations both to FiberCore as well as to FC Jena. FC Jena received a 16% interest in the subsidiary as well as other consideration.

J-Fiber claims that defendants Aslami and DeLuca, who served as members of FCJ’s supervisory and executive boards, respectively, breached their fiduciary duties to FC Jena in the transaction, in that the equipment had no value and, accordingly, the 16% interest that FC Jena received did not have any value; FiberCore held the remaining 84%.

Defendants Aslami and DeLuca filed a brief challenging the claim and submitted supporting documentation as to the then $3,000,000 valuation, a Bill of Sale, as well as FC Jena’s valid approval for the transaction.

In December 2006, J-Fiber filed a second suit in Gera, Germany, reference number 1HKO-242/06, claiming that in 2001, Messrs. Aslami, DeLuca, and Phillips, through the use of service, sales and other agreements, improperly transferred funds from FCJ to FiberCore, Inc. for services J-Fiber claims were never rendered to FC Jena.

Defendants Aslami, DeLuca, and Phillips filed several briefs challenging the claim and submitted supporting documentation, including a Management Report from FC Jena’s auditors, Deloitte & Touche, confirming FiberCore’s rendering of the services in question.

On November 12, 2007, a court hearing was held in Gera, Germany for both cases. The defendants, including Mr. Phillips, who was added as a defendant, presented their supporting documentation and responded to numerous questions from the judge. Mr. Phillips served as a director, Chief Financial Officer (July 2000 to July 2001) and a consultant to FiberCore and as a member of FC Jena’s supervisory board. The judge provided a summary of the proceedings and allowed both parties to submit follow-up briefs.  The judge also informed both parties that a new judge would be assigned to both cases, as she would be taking a personal leave.

At the hearing, J-Fiber served upon Messrs. Aslami, DeLuca and Phillips an amended complaint in case 1HKO-250/06 that extended J-Fiber’s claims to cover years 2002 and 2003, in addition to 2001.

In April 2007, a new judge was assigned and called for a second hearing for both cases to be held in Germany on September 7, 2008.

At the September 7, 2008 hearing, the judge stated for the 296/05 case that he was going to solicit an independent equipment valuation in order to determine the value of the specialized equipment at the time of the transaction.  In the 295/06 case, the court indicated its inclination to dismiss the case, but agreed to allow J-Fiber to introduce an additional witness, the Deloitte & Touche audit partner, at a future hearing.  In December, 2009, the Defendant’s submitted summary brief’s and additional documents.  A new hearing date has not been set.

To date, the executives have only sought and received from the Company reimbursement for their trips to Germany for the two hearings. The executives and their German law counsel intend to vigorously defend against the claims against them and believe that the claims are without merit.

The Company believes that the lawsuits were brought against the executives on account of their current executive positions with the Company and as leverage against the Company in the POVD patent litigation and other pending actions against J-Fiber, as confirmed by the testimony of J-Fiber’s own counsel during the first hearing. Accordingly, the executives would be entitled to indemnification from the Company with respect to legal fees and liability, if any, arising from the German lawsuits pursuant to the Company’s existing indemnification obligations as the suit was specifically brought against our executive officers “by reason of the fact” that they are the Company’s executive officers.  The Company’s by-laws provide in Article VIII that the Company will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that he is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director or officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding unless such liability.

Item 1A.  Risk Factors

  Smaller reporting companies are not required to provide the information provided by this item.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

  None

Item 3.     Defaults upon Senior Securities

  None

Item 4.     Submission of Matters to a Vote of Security Holders

  None

Item 5.     Other Information

Effective November 30, 2009, John Ronnquist, our controller resigned for personal reasons.  Mr. Ronnquist is continuing to provide limited consulting services to the Company.  Mr. Phillips, our Chief Executive Officer and principal accounting officer, has assumed Mr. Ronnquist’s responsibilities until the Company hires a replacement. In addition, the responsibilities of our accounting clerk have increased in order to assume some of Mr. Ronnquist’s activities.

Item 6.      Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of US SolarTech, Inc.
3.2*	Bylaws of US SolarTech, Inc.
3.3*	Operating Agreement of Silica Tech, LLC., dated August 25, 2005.
4.1*	Subscription Agreement, dated September 30, 2008 entered into between Silica Tech, LLC and Abdulaziz M. Alnamlah.
4.2*	Letter Agreement, dated September 30, 2008 between Silica Tech, LLC and Abdulaziz M. Alnamlah.
4.3*	Form of Consent and Waiver Executed by Members of Silica Tech, LLC
4.4*	Form of Consent and Conversion Executed by Shareholders of US SolarTech, Inc.
4.5*	Form of Company Warrant issued in connection with Consent and Waiver.
4.6*	Form of Warrant issued to Abdulaziz Alnamlah.
4.7*	Form of Option issued to Richard Rozzi.
4.8*	Letter Agreement between the Company and Mohd Aslami regarding Conversion of Unpaid Compensation and Unreimbursed Expenses, dated June 15, 2009.
4.9*	Letter Agreement between the Company and Charles DeLuca regarding Conversion of Unpaid Compensation and Unreimbursed Expenses, dated June 15, 2009.
4.1*	Letter Agreement between the Company and Steven Phillips regarding Conversion of Unpaid Compensation and Unreimbursed Expenses, dated June 15, 2009.
4.11*	Letter Agreement between the Company and Abdulaziz M. Alnamlah regarding Conversion of Preferred Stock, dated June 15, 2009.
4.12**	Form of 7.5% Convertible Subordinated Note.
4.13**	Form of Warrant issued in connection With Convertible Subordinated Notes.
23.1	Consent of Stowe & Degon LLC.
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* previously filed with Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 submitted on August 10, 2009.

** previously filed with Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 submitted on October 13, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US SOLARTECH, INC.

Date: December 28, 2009	By:	/s/ Mohd Aslami
Name: Mohd Aslami
Title: Chief Executive Officer, President, and
Chief Technology Officer

EXHIBIT INDEX
Exhibit Number	Description
3.1*	Certificate of Incorporation of US SolarTech, Inc.
3.2*	Bylaws of US SolarTech, Inc.
3.3*	Operating Agreement of Silica Tech, LLC., dated August 25, 2005.
4.1*	Subscription Agreement, dated September 30, 2008 entered into between Silica Tech, LLC and Abdulaziz M. Alnamlah.
4.2*	Letter Agreement, dated September 30, 2008 between Silica Tech, LLC and Abdulaziz M. Alnamlah.
4.3*	Form of Consent and Waiver Executed by Members of Silica Tech, LLC
4.4*	Form of Consent and Conversion Executed by Shareholders of US SolarTech, Inc.
4.5*	Form of Company Warrant issued in connection with Consent and Waiver.
4.6*	Form of Warrant issued to Abdulaziz Alnamlah.
4.7*	Form of Option issued to Richard Rozzi.
4.8*	Letter Agreement between the Company and Mohd Aslami regarding Conversion of Unpaid Compensation and Unreimbursed Expenses, dated June 15, 2009.
4.9*	Letter Agreement between the Company and Charles DeLuca regarding Conversion of Unpaid Compensation and Unreimbursed Expenses, dated June 15, 2009.
4.1*	Letter Agreement between the Company and Steven Phillips regarding Conversion of Unpaid Compensation and Unreimbursed Expenses, dated June 15, 2009.
4.11*	Letter Agreement between the Company and Abdulaziz M. Alnamlah regarding Conversion of Preferred Stock, dated June 15, 2009.
4.12**	Form of 7.5% Convertible Subordinated Note.
4.13**	Form of Warrant issued in connection With Convertible Subordinated Notes.
23.1	Consent of Stowe & Degon LLC.
31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* previously filed with Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 submitted on August 10, 2009.

** previously filed with Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 submitted on October 13, 2009