Form 10-K
period 2009-12-31
US SOLARTECH INC
filed 2010-04-19
CIK 1456926

As filed with the Securities and Exchange Commission on April 19, 2010
Registration No. 333-157805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

Mark One
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIESEXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐	TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________________

US SOLARTECH, INC.
(Exact Name of Registrant As Specified in Its Charter)

Delaware	27-0128686
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

199 Main Street Suite 706
White Plains, New York 10601
(914) 287-2423
(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act
Common Stock, $.0001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐ Yes      ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, as of the last business of the registrant’s most recently completed second fiscal quarter, June 30, 2009 was approximately $12,485,000.

According to the Company’s records, the number of shares of the registrant's common stock outstanding as of April 19, 2010 is 13,015,735.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, in particular in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under the heading “Risks Related to Our Business”, “Risks Related to Our Intellectual Property” and “Risks Related to Our Securities” in this document as well as other relevant risks detailed in the our filings with the Securities and Exchange Commission (the “SEC”) which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. The information set forth in this report on Form 10-K should be read in light of such risks.

In some cases, these forward-looking statements can be identified by words or phrases such as “may”, “will”, “expect”, “anticipate”, “aim”, “estimate”, “intend”, “plan or planned”, “believe”, “potential”, “continue”, “is/are likely to”, “hope” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding the worldwide demand for electricity and the market for solar energy in certain countries;

•	our expectations regarding our process development initiatives;

•	our expectations regarding governmental support and incentive programs for the deployment of solar energy;

•	our expectation regarding the acceleration of adoption of solar technologies;

•
our expectations regarding the creation and development of our manufacturing capacity from a pilot facility to a production facility;

our expectation to convert and capitalize on a $300 million pending purchase order;

•	our expectation that we can raise the funds needed so as to be deemed an on-going business;

•	our expectations with respect to revenue and sales and our ability to achieve profitability resulting from beginning production;

•	our expectations with respect to our ability to secure raw materials in the future;

•	our expectations with respect to future business development, results of operations and financial condition; and

•	our expectations with respect to competition from other manufacturers of photovoltaic (“PV”) products and conventional energy suppliers.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING

 STATEMENTS

The forward-looking statements made in this report on Form 10-K relate only to events or information as of the date on which the statements are made in this report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

 Item 1.    Business

BUSINESS

Our History

We are a technology company in the developmental stage positioned to commercialize our proprietary intellectual property to manufacture silicon used in the production of silicon wafers and solar cells. We believe that our unique and versatile approach will enable us to effectively compete in the rapidly growing solar energy market. We have not yet commenced commercial manufacturing activities. Our internet website, currently under construction, will be located at www.ussolartech.com.

We plan to utilize silicon tetrachloride (“STC”), the primary raw material used in the manufacture of solar cells, and other gases and chemicals. In addition, in anticipation of the growing use of thin-film technology for the making of solar panels, we have filed two patents that apply our plasma technology to the making of thin-film integrated solar cells, modules, or panels.

Our intellectual property has been developed over the past 10 years, originally for use in the fiber optic industry which requires fast, highly uniform and ultra pure deposition of silicon-based compounds. We have been able to adapt this versatile and cost effective technology for use in the manufacture of pure silicon, crystalline silicon ingots and thin-film production of silicon that are used in the manufacturing of solar cells.

We were formed as Silica Tech, LLC, a limited liability company, in Connecticut on September 9, 2004. Since our formation, we have developed our own proprietary plasma-based technology for use in the solar energy industry. We also purchased certain assets, including patented intellectual property associated with the manufacture of optical fiber from FiberCore, Inc. a Chapter 7 debtor, pursuant to an Asset Purchase and Settlement Agreement approved by the United States Bankruptcy Court, District of Massachusetts (Western Division) on February 3, 2006. We are not a corporate successor or affiliate of FiberCore, although through the assets we purchased, we succeeded to certain rights and claims of FiberCore.

Silica Tech, LLC was converted into US SolarTech, Inc, a Delaware corporation, effective January 1, 2009. See Part II, Item 8, Financial Statements and Supplemental Data, Footnote 5, for a discussion of the conversion.

We are in the process of commercializing our plasma technology and processes for the manufacture of silicon and other products used in the rapidly growing solar energy industry. Despite its significant growth, solar energy represents about 1% of global energy usage and we believe that substantial growth lies ahead. According to SolarBuzz LLC, an independent solar energy research and consulting company, the world PV market, as measured by annual solar PV installations, increased from 1,086 MW in 2004 to 5,948 MW in 2008, representing a compounded annual growth rate, or CAGR, of 53%. In 2008, the world PV industry growth reached 110% compared to 62% growth from 2006 to 2007, notwithstanding that growth was slowed by limited silicon supply in 2007. From a strong 2008, the effects of the global recession reduced end market demand by 14% for 2009 compared to the previous year.

Although the current global recession has reduced solar growth and available credit, there is some evidence of improvement and stabilizing as reports forecast a reacceleration of demand to begin in 2010/2011. Some analysts predict that the drivers of silicon demand will reassert themselves, reporting a 57% revenue increase in 2010 and similar increases in 2012 and 2013; however, the 2010/2011 period remains unclear.

 While we believe that solar technology will remain strong as the demand for alternative energy technologies continues growing, there can be no assurance that this or any prediction will prove accurate, especially in today’s uncertain economic environment. The Green Chip Review forecasted that under a conservative scenario the solar energy industry will grow another 47% by the end of 2012 and by 2020 will have grown over 1400% from 2007 levels. Green Chip notes that while annual growth is expected to ease, the cause is more reflective of a maturing industry than an indication of slower growth, as the volume of solar panels being produced and installed continues to increase. The countries that led growth for the past decade will most likely be different than the leaders for the next decade, with China and the U.S. becoming the major players. Already, silicon usage in the solar industry surpasses its usage in the semiconductor industry. To drive this growth, strong government support will still be required, as solar power cost remains about four times as electricity produced by traditional power plants.

Our initial business plan contemplated our entry into the optical fiber industry, followed by our entry into the solar energy industry. To help implement our initial strategy, we sought to acquire certain assets from FiberCore, Inc., a publicly traded manufacturer of optical fiber that filed for Chapter 11 bankruptcy in November 2003. FiberCore, Inc. had previously been managed by our executive officers. Our subsequent analysis and market research, coupled with strong demand in the solar industry, led us to focus our efforts directly on the solar industry. However, we continue to explore opportunities in the fiber industry. We are currently engaged in litigation to establish our ownership, free and clear of any liens, of certain of our intellectual property associated with the fiber industry and intend to more extensively consider opportunities in the fiber industry if and when such litigation is resolved in our favor. Our ownership of our intellectual property associated with the solar industry has not been disputed. See the risk factor entitled: “We are currently engaged in litigation over our ownership of certain intellectual property associated with the fiber optic industry and an unfavorable result could impair us from monetizing such assets” and the section entitled “Litigation.

To fund our initial strategy of entering the optical fiber industry, in late August 2005, we raised $1,090,000 in equity from accredited investors in private sales. We then purchased from Tyco International Sigma S.A. and Tyco International Finance Alpha GmbH, both subsidiaries of Tyco International Ltd. (collectively “Tyco”): (i) $8.8 million in secured claims against FiberCore, Inc.; (ii) $1.5 million in secured claims against FiberCore USA, Inc., a wholly owned subsidiary of FiberCore, Inc. that was not in bankruptcy; and (iii) all right, title, and interest in the Tyco entities’ equity interests in FiberCore, Inc. The assets we purchased from the Tyco entities also included security interests in intellectual property related to the manufacture of optical fiber preforms and other assets. We paid a total of $670,000 for the assets we purchased from Tyco of which $570,000 was allocated to the optical fiber related intellectual property. The consideration consisted of $575,000 in cash and an assumption of Tyco’s obligation to pay $95,000 to our three executive officers to reimburse them for out-of-pocket disbursements for legal fees associated with protecting certain intellectual property assets of FiberCore, Inc. We reimbursed approximately $70,000 to our three executive officers by December 31, 2005 and the remaining $25,000 in December 2008. See Item 13 - “Related Party Transactions.”

On February 3, 2006, in accordance with the rights we purchased from Tyco, the United States Bankruptcy Court, District of Massachusetts, entered an order authorizing and approving the sale of certain assets of FiberCore, Inc. to us, as set forth in the Asset Purchase and Settlement Agreement by and among Steven Weiss, Chapter 7 Trustee of FiberCore, Inc. and Silica Tech, LLC, dated as of November 2005. The sale closed in March 2006.

Shortly after the closing, based on market research which revealed an increased worldwide focus on alternative energy, particularly solar energy, we modified our business plan to focus exclusively on the solar energy market. During the period between June 2006 and December 2007, we raised funds through private sales of our securities, filed patent applications, continued litigation activities to preserve our intellectual property rights, and sought business opportunities.

In anticipation of the deployment of our intellectual property for the manufacture of silicon for use in the solar energy industry, in November 2007, we began ordering equipment for use in our pilot plant which we are currently leasing but which we plan on purchasing in order to expand to a full manufacturing operation. We plan to raise funds in additional financing to purchase the building, with respect to which we have a right of first refusal.

In December 2007, we sold our 7% interest in Middle East Fiber Company, an asset included in the FiberCore assets we purchased, for $325,000, to Mr. Alnamlah, who already owned 85% of Middle East Fiber Company immediately prior to the sale. Of the $325,000, $80,000 was received in December 2007 and the balance, less legal fees, was received in January 2008. Our allocated cost under the Agreement was approximately $37,000 and was comprised of our cost basis, legal fees, and fees paid to a Cayman Islands trustee in connection with the entity through which we owned our interest. Mr. Alnamlah is the same individual who on September 30, 2008, purchased 666,667 shares of our common stock at a purchase price of $1.50 per share for proceeds of $1,000,000 and 666,666 shares of our Series A Preferred Stock, convertible into 666,666 shares of our common stock, an effective conversion price of $1.50, for additional proceeds of $1,000,000.

During the fourth quarter of 2007, we ordered the primary equipment from which we built our manufacturing systems. The equipment arrived at the end of the first quarter of 2008 through the beginning of the second quarter of 2008.

In February 2008, we leased our pilot operation in Southbridge, Massachusetts to develop and adapt our technology for use in production of silicon for use in the solar industry.

From April 2008 until October 2008, we focused our operations on installing equipment and designing, ordering and incorporating proprietary system components and parts.

In late February 2009 we produced our first silicon prototype sample, a significant milestone in that it confirmed that our technology as adapted could be used to manufacture silicon.

In June 2009, we produced high purity, market acceptable, solar grade silicon and are continuing our efforts to produce semi-conductor grade silicon. Solar grade silicon requires a purity level of at least 99.999% (five nines, referred to as 5N) while semi-conductor grade silicon requires a purity level of at least 99.99999% (seven nines, or 7N). Our achievement in production of solar grade silicon demonstrates that we can produce silicon with the level of purity necessary to effectively implement our business plan.

During the fourth quarter of 2009 and the first quarter of 2010, we have faced a number of equipment and process issues, including leakages and faulty equipment components. In late December 2009, new equipment was installed to remedy these problems. However, it has taken until recently to debug and optimize the new equipment’s installation and design issues.  With these installation changes, we produced silicon with 99.9999 (six nines, or 6N) according to independent laboratory tests which exceeds the specification for Solar Grade Silicon (“SGS”).. However, further process improvements necessary to move the operation from pilot to production will be delayed until additional funding is received.

In December 2009, we executed a Memorandum of Understanding (“MOU”) with respect to a $300 million, six year purchase order to provide a prospective customer SGS with a purity level of 6N or better that will only become a binding agreement once we produce a sample in size and quality that meets the prospective customer’s specifications.  While we can manufacture this product at our present facility using expanded manufacturing capacity based on our existing system, it would not be economical to do so. Accordingly, we have been planning to use an alternative manufacturing system based on a lower-cost alternative process (the “Alternative System”) to make this product offshore as well as possibly at our US facility if the Alternative System provides the additional efficiencies we anticipate. To date, we formed a wholly owned subsidiary in Thailand, STS SolarTech, Co. Ltd. and on November 10, 2009 funded the subsidiary with an $86,000 equity investment. Most of these funds were used for the purchase of initial equipment designs for a large scale Alternative System. An additional $75,000 will be paid toward the initial equipment design upon our completion of funding. In addition to producing the SGS, the offshore operation will also produce STC for use by the offshore operation and our US facility. We anticipate that our ability to manufacture our own STC instead of purchasing it will further reduce our costs, resulting in a vertically integrated system in which we can produce our own primary raw material for use in the production of silicon.  Approximately $18 million is required to build the fully integrated system in order to satisfy the first year’s delivery requirements. To meet delivery requirements for years 2 and 3, an estimated $12 million and $20 million, respectively, for equipment and related costs are needed. It is expected that a portion of the funds needed in year 3 will be internally generated.  We have identified several potential funding sources that have showed considerable interest, but have not yet secured definitive financing. An operational team, comprised of six seasoned engineers that have worked with the Alternative System is already in place. It will take an estimated nine months from our receipt of funding to build a fully integrated system facility and another three months to debug and optimize the operating conditions before shipping commences. In addition, depending upon funding, we may build a smaller non-fully integrated Alternative System at our US facility. Accordingly, set up time will be well within one year; however, STC will need to be purchased in the open market, at least until the fully integrated offshore facility  is operational . In the meantime, we have modified our pilot plasma system in order to serve as an interim system for making the samples of SGS needed for customer approval with respect to the prospective $300 million purchase order.  Testing, which began in mid March of 2010, has proven our ability to produce SGS with a purity level of 6N.  We believe that our next system modification to the interim system will enable us to produce larger sample volumes with possibly an even higher purity level. This modification is scheduled to be completed over the next several weeks with sample order beginning shortly thereafter. Over time we can employ our plasma technology in order to further purify the SGS produced using the Alternative System, which is expected to result in a patentable process.

Our samples were tested by an independent laboratory which is not affiliated with us or our management. We expect to begin shipping samples to potential customers for their own testing by the middle of the second quarter of 2010. However, in order to ship meaningful quantities of products to customers, we must obtain additional funding to increase capacity. As we continue to expand, we also expect to improve the quality of our silicon and to recruit additional full-time personnel, including process and chemical engineers, operating technicians, and administrative staff.

In order to continue operations, additional funding is required. In addition to the $2 million we received on September 30, 2008 from Mr. Alnamlah and $525,000 we received from the sale of our subordinated convertible notes on September 30, 2009, we are seeking an estimated $18 million, $12 million and $20 million during 2010, 2011 and 2012, respectively in additional funds for plant expansion and working capital both in the U.S. and offshore. As part of the $18 million needed; we estimate that the U.S. operation requires funding of between $5 and $6 million in order to achieve profitability.  Of the $12 million, we estimate that $6 million would be invested in the offshore operation and depending upon market conditions, we may also elect use to use the $6 million in funds we expect to allocate to our US operations to build a small alternative system at our US facility to ship product pursuant to the $300 million anticipated purchase order contemplated by the memorandum. We estimate that we will be able to commence shipping in about nine six months following funding.

We anticipate that during the first half of 2010, as funds are raised, we will gradually order system parts, build additional systems for the manufacture of silicon, and purchase the building in which our pilot plant facility is located.

Once the first of the new systems becomes operational, we believe we will be able to generate revenue. We will use our existing system for further process development toward increasing our overall manufacturing efficiency. We anticipate that all significant funding will be subject to the conversion of the memorandum of understanding to a purchase order, which is predicated on the customer’s sample approval.

Background and Intellectual Property

We own four patents and have filed applications for an additional five patents. Our business plan primarily involves deploying the technology included in the five patents pending toward the manufacture of solar grade silicon, while exploring opportunities to generate revenue through the existing four patents.  Our patents do not include the Alternative Process we are developing.

Existing Patents

Our management’s experience with plasma technology gave rise to the issuance of four optical fiber patents that employ plasma technology during the period in which our management managed FiberCore, Inc. Pursuant to a bankruptcy court order, in March 2006, we acquired the patents listed below:

•	U.S. Patent No. 6,253,580, issued July 3, 2001, entitled “Method of Making a Tubular Member for the Optical Fiber Production Using Plasma Outside Vapor Deposition” expiring December 2018.

•	U.S. Patent No. 6,536,240, issued March 25, 2003, entitled “Method of Making an Optical Fiber Preform via Multiple Plasma Deposition and Sintering Steps,” expiring June 2020.

•	U.S. Patent No. 6,793,775, issued September 21, 2004, entitled “Multiple Torch-Multiple Target Method and Apparatus for Plasma Outside Chemical Vapor Deposition,” expiring February 2022.

•	U.S. Patent No. 6,769,275, issued August 3, 2004, entitled “Method for Making Optical Fiber Preform Using Simultaneous Inside and Outside Deposition,” expiring March 2022.

The patents relate to the use of plasma in optical fiber processing, only, and do not apply to our proprietary process for the manufacture of silicon.

Patent Applications

We own six patent applications which involve application of plasma technology to the solar industry. Our patent applications include technology which employs POVD (plasma outside vapor deposition)/PIVD (plasma inside vapor deposition) technologies, which were originally developed for optical fiber manufacturing. With the filing of five new patent applications, we are now adapting this technology to manufacture silicon (powder or chunks), and doped (which involves the intentional introduction of another component in order to obtain certain properties) or un-doped crystalline silicon ingots, a-Si thin-film integrated solar cells, modules or panels, and/or an MJ-Si based thin-film, integrated solar cells, modules or panels.

Application Date	Application Title	Technology Type
• 12/26/06	Ring Plasma Jet method and Apparatus	Fiber
• 12/28/06	Plasma Torch for Making Synthetic Silica	Silicon/Fiber
• 3/6/07	Plasma Deposition Apparatus And Method for Making Polysilicon	Silicon
• 4/13/07	Plasma Deposition Apparatus for Making Solar cells	Thin Film
• 4/15/08	Plasma Inside Vapor Deposition Apparatus and Method for Making Multi-Junction Silicon Thin-Film Solar Cells and Modules	Thin Film
• 2/1/10	Plasma Deposition Apparatus and Method for Making High Purity Silicon	Silicon

In general, patents are effective for twenty years following the date on which an application is filed.

While we are initially focusing primarily on the silicon business, we intend to dedicate some of our resources to exploring the thin-film process, once we have successfully implemented our silicon manufacturing business. Once the silicon business is established, additional resources will be used on the thin-film processing in order to hedge against a technology shift from silicon to thin film.

Solar Energy Technologies

Research and Development (“R&D”)

Our technical team spends most of their working time on product development. Our technical team first tested the individual components of our system separately, then integrated them into a manufacturing system, produced the plasma we will use to manufacture our end product, and finally produced silicon of increasingly pure quality until it reached solar grade silicon in June 2009. Our development activities to date, therefore, primarily have involved experimenting with, and fine-tuning our manufacturing system. Lately, the team has been working on modifying the present system in order to make samples for the Pending Order.

In addition, we plan to diversify our products in the photovoltaic or PV market into thin-film integrated solar cells and modules, and possibly into complete PV systems in the future, depending on market realities that develop. We may engage in initial development activities, but have no plans at this time to engage in large scale research and development or manufacturing.

Raw Materials

We use STC as our main raw material to manufacture silicon and/or crystalline silicon ingot. STC is currently available in the marketplace from several sources. We are considering entering into long-term purchase agreements with suppliers of STC once we secure firm orders for our product. We are also exploring the use of other chemical compounds in our production process. Using alternative raw materials could potentially lower our cost and increase our options in the event of a shortage of raw materials. We are also seeking to enter into long-term contracts with the suppliers of various chemicals. In addition, we are exploring manufacturing our own STC, which will not only eliminate the risk of limited availability and rising prices in the event there is an STC shortage, but would over time reduce overall manufacturing costs by producing STC at a cost lower than the market prices available from third parties. With capacity expansion, the STC facility could also sell STC to third parties. We estimate that the cost of building a facility to manufacture our own STC would be approximately $6 million and that it would take approximately nine months to complete the project. Of the $6 million, we estimate $4 million would be financed through loans and that such facility size would produce enough STC to generate about 15 MW. An estimated additional $8 million would be required to expand the facility so as to produce the STC needed to manufacture silicon capable of generating 50MW. To the extent that our STC requirements would lag STC production, the excess STC would be available for resale to third parties. The other components used in our proprietary manufacturing process are available from several sources. A continuous source of electrical energy, provided in part by the chemicals, is needed for the operation of the systems used in its production.

While our present plan is to integrate STC production as described above with our manufacture of the SGS contemplated by the $300 million memorandum of understanding, our ability to build either an independent STC or such fully integrated system is subject to funding.  At this point, STC production is intended to service production of silicon for the $300 million order and for US requirements. See “Business”

       Proprietary Manufacturing Process and Products

Silicon in the Solar Industry

Silicon is the essential component needed to make solar cells. Silicon is manufactured by first converting natural quartz or high purity sand to a metallurgical grade silicon, or “MGS,” which we expect will be less pure than our end product. The MGS is then converted into tri-chlorosilane or “TCS,” which is purified and converted into pure silicon. The pure silicon is then melted and grown into mono-crystalline ingots or cast into multi-crystalline ingot.

The Siemens Process

The most common process for converting the MGS into TCS and then converting the TCS into pure silicon is known as the Siemens process. The Siemens process produces STC as a byproduct. The STC is then further purified for use in the semiconductor and optical fiber industries.

Until the recent onset of global recession, there was a sizeable industry-wide shortage of silicon, which resulted in limited availability of silicon wafers and caused significant increases in the price of silicon. As demand for solar cells increased, many participants or companies in the solar power industry announced plans to add additional manufacturing capacity. However, these expansion efforts appear to have slowed because of the global recession. Nevertheless, once the recession eases and this added manufacturing capacity comes on-line, silicon prices may drop unless the demand for silicon continues to increase. It is also possible that pent-up demand generated by strong government support in the U.S., China, Germany, and in other countries could further exacerbate the current silicon shortage. Moreover, high purity silicon is also used in the semiconductor industry and any increase in demand from that sector could compound the shortage.

Silicon suppliers have been adding manufacturing capacity in response to the growing demand in recent years. However, building silicon production facilities generally requires significant capital and it typically takes an average of 24 to 36 months to construct a working facility that utilizes the conventional Siemens process. As a result, silicon suppliers are generally willing to expand only if they are certain of sufficient customer demands to justify such capital commitment.

Owing to the present economic climate, a recent report in Solar Buzz, a trade publication, reported that silicon suppliers have eased their requirement that customers prepay for raw materials well in advance of their shipment, which, in turn, leads to an increase in working capital commitments for cell manufacturers. Such manufacturers would therefore be required to dedicate a larger portion of their capital to purchasing raw materials, diverting funds from other business activities. In addition, the production of silicon using the Siemens process generally becomes economically viable only when launched in large scale, and is expensive to scale down.

Our Proprietary Process

Our patent-pending technology utilizes STC, the by-product of the Siemens process, which is already pure enough for solar application, or uses the higher grade semiconductor or optical grade STC manufactured for the optical fiber industry (which is what the Company is currently purchasing and plans to purchase in large quantities for production) and converts it to pure silicon in one step through a process that requires significantly less capital investment than is required in converting sand into solar grade silicon. We then convert the pure silicon to a crystalline ingot. There are two types of crystalline silicon ingot in use today: single or mono-crystalline ingot, and multi-crystalline ingot. We plan to manufacture the single or mono-crystalline ingot. The ingots are then sliced into wafers, converted into solar cells, incorporated into a solar module or panel, and finally installed as a complete system along with other components typically referred to as “balance of system components.”

In addition to manufacturing pure silicon, we plan to convert the silicon into a single crystal ingot using commercially available manufacturing equipment that is well proven and reasonably automated. In the future, we are considering developing our own multi-crystalline ingot that will be integrated in a one-step process with the manufacture of pure silicon from STC.

At the present, in order to further our business plan and demonstrate the efficacy of our technology in order to procure additional orders, we believe that our efforts should be directed to best maximize the value of the $300 million order contemplated by the MOU. To do so, we believe that we need to utilize our Alternative System, as previously discussed; later on, we plan to introduce our plasma technology in order to increase purity levels and in so doing design a patentable process.

Sales and Marketing

While the global recession has caused a softening in demand for polysilicon, the demand for the products we intend to manufacture, higher-purity (6N or greater) silicon and single crystal silicon ingot, which result in a higher efficiency solar cell, still remains relatively strong. We plan to use a direct sales effort in the U.S., while overseas we plan to use a team of sales representatives to develop a brand name associated with a higher quality and more efficient product than that of our competitors. We anticipate that our sales efforts will primarily focus on those customers interested in entering into long-term purchase contracts with us.

To assist with our overseas sales effort, we have been in contact with distributors in China and Thailand that are experienced in selling high-tech material. We also plan to attend various renewable energy conferences that are held around the world at various times of the year.

We anticipate that we will sell our products to long-term customers as well as customers who buy in the spot market, which traditionally commands much higher prices than those provided for in long-term contracts.

Customers

Over the past several years, there has been a silicon supply shortage. Despite recent softening in demand, we anticipate that the shortage will continue for several years in certain countries, especially those with strong government incentives for alternative energy, even with the increase in supply. In addition, to the $300 million purchase order contemplated by the MOU, we have noticed strong demand for SGS from several prospective customers. Nevertheless, we intend to diversify our client base, and market ourselves as a second source of silicon for customers already purchasing their silicon elsewhere.

Strategy

Our objective is to play a significant role in developing and manufacturing low-cost, high-performance silicon and ingot products. We intend to achieve this objective by pursuing the following strategies:

•
Execute long term agreements with customers and suppliers.  We intend to enter into long-term supply agreements with multiple suppliers as we execute sales contracts with solar cell and/or silicon wafer manufacturers and distributors.

•
Expand manufacturing capacity.  We intend to expand capacity to match our customers’ sales contracts. Our initial capacity planning includes bringing our US operation to full capacity using either the plasma system or the Alternative System, in each case, subject to financing on commercially reasonable terms. Further expansion, based on customer requirements, will require either expanding the present facility or adding another facility either in the United States or overseas near our customers’ facilities.

•
Further enhance our technology through focused research and development efforts.  We intend to further enhance our technology to improve silicon efficiency and lower manufacturing costs by increasing our investment in research and development and through cooperation with our suppliers and customers. While we expect silicon to remain the major product used in the making of solar cells, thin-film technology has been making inroads against silicon/cell manufacturing. In order to hedge our technology position, we have filed two thin-film patent applications described below and are exploring the development of marketable thin-film products in the future.

•
Build US SolarTech into a leading brand.  We intend to build US SolarTech into a leading silicon ingot brand by emphasizing our product features that include a combination of high performance, stable supplies, and competitive prices.

•
Expand sales in new and existing markets and diversify customer base.  As we increase capacity, we plan to expand our sales outside of the US into China and other overseas markets, including Germany, Thailand, Malaysia, India, and South Korea, and to diversify and grow our customer base to include some of the largest established players in the global PV industry.

•
Thin film — We plan to diversify our products in the PV market into thin-film integrated solar cells and modules, and possibly into complete PV systems in the future. We have filed one patent application related to the manufacture of amorphous silicon thin-film solar cells. We also filed a second patent application regarding a thin-film process which employs plasma inside vapor deposition for the making of multi-junction silicon based (“MJ-Si”) thin-film integrated solar cells, modules and or panels. While we have no current plans to engage in large scale thin-film research and development or manufacturing, we anticipate that our further research and development will explore opportunities related to thin-film.

To implement this strategy, our initial focus was to bring our current plant to full capacity using our plasma system, which is estimated to produce sufficient silicon ingot for the manufacture of solar cells capable of producing up to 50MW of energy. However, in light of the $300 million purchase order contemplated by the memorandum of understanding, we are considering building an Alternative System in the US, if needed, so as to compliment the offshore facility. Doing so would accelerate the shipping time for $300 million product as well as require less financing. We currently do not yet have commercial manufacturing capacity and use our existing equipment for product development and to produce samples.

We are also exploring opportunities to expand our manufacturing capacity through licensing and joint venture manufacturing agreements with large customers through which we would license our technology to third parties who would produce silicon on their own premises. We have engaged in preliminary discussions with potential customers and suppliers who have also expressed an interest in considering entering into an offshore joint venture arrangement with us. In addition, we are evaluating the possibility of vertically integrating into the solar photovoltaic market through mergers and acquisitions if and when opportunities arise.

Competition

We are faced with major competitors who have brand name recognition and are financially more stable. According to Deutsche Bank A.G. in a research report published in January of 2009, several large companies are responsible for the overwhelming majority of capacity and production of silicon. The following ten companies will account for approximately 89% of silicon global capacity in 2008 and estimates show will account for approximately 84% of capacity in 2010:

•	Hemlock;

•	Wacker-Chemie AG;

•	Renewable Energy Corporation;

•	MEMC Electronic Materials;

•	Tokuyama;

•	Mitsubishi;

•	Sumitomo;

•	M-Setek;

•	DC Chemical; and

•	Sharp.

Some of our competitors have also become vertically integrated in areas such as module manufacturing and solar power system integration. We also expect to compete with future entrants to the photovoltaic market that offer new technological solutions. Many of our competitors are developing or currently producing products based on new photovoltaic technologies, including thin film, silicon based ribbon, and new materials based on nano-technologies, which they believe will ultimately cost the same as or less than crystalline silicon technologies similar to ours. In addition, the entire photovoltaic industry also faces competition from conventional and non-solar renewable energy technologies, including wind, bio-fuels and bio-diesel. Due to the relatively high manufacturing costs compared to most other energy sources, solar energy is generally not competitive without government incentive programs.

There are several thin film technologies in various stages of development. The oldest one of these technologies is a-Si thin film integrated solar cell/module, which has the lowest manufacturing cost, the largest manufacturing volume at this time, but also the lowest efficiency. The most advanced thin film technology is based on copper indium gallium diselenide, (“CIGS”) with potentially the same efficiency as silicon-wafer based technology, but at substantially lower cost.

Several companies are engaged in the development of this process, but none has achieved high efficiency in manufacturing. The most successful thin film manufacturer to date is First Solar (NASDAQ: FSLR), which uses a cadmium telluride (“CdTe”) based integrated solar cell/module using its own proprietary process. However, while thin-film manufacturing costs are generally substantially lower than silicon-wafer technology, thin film technology provides lower efficiency (a percentage measurement of sunlight converted into electrical energy) than the efficiency generated with silicon wafer technology. Although silicon producers will continually seek technology improvements to lower costs and increase efficiency, thin film producers may improve efficiency and reduce manufacturing cost to the point that they could capture more than a minor market share from the silicon wafer based solar cell and module.

As a hedge against changing technologies, we plan to diversify our products in the photovoltaic market into thin film integrated solar cells and modules, and possibly into complete photovoltaic systems in the future. We have already filed for two thin-film patents. The first relates to the manufacture of a-Si thin film integrated solar cell and modules or panels. The second relates to the use of plasma inside vapor deposition apparatus for the making of a MJ-Si- thin-film integrated solar cell, module, or panels. We may engage in initial thin-film development activities, but do not have plans, at this moment, to invest in large scale thin-film research and development or manufacturing. Further, there is no assurance that our thin-film activities will be successful or that these efforts will not divert resources from our manufacture of silicon based products.

Over the past several years, in response to the silicon shortage, over 20 new producers of silicon have entered the marketplace, though many of them use the Siemens process, which requires extensive capital outlays. However, several manufacturers claim to have developed new proprietary processes which are more cost effective than the well known Siemens process. We have no knowledge as to whether such claims are valid, nor can we be certain whether these new processes are more or less efficient than our process.

In addition, Wacker-Chemie AG (“Wacker”) recently announced plans to build a $1 billion polysilicon plant in Tennessee, with an anticipated capacity of 10,000 tons per year or 833 MW of energy, and which is expected to employ 550 people. Wacker’s $1 billion investment translates to a cost of $1.2 million per MW, which is significantly higher than our estimated cost of $500,000 per MW, resulting in our cost being approximately 60% lower. See the risk factor entitled “Because we compete in a highly competitive market and many of our competitors have greater resources than us, we may not be able to compete successfully.”

Employees and Contractors

As of December 31, 2009, we had 6 full-time employees, and 5 part-time contractors engaged as follows:

	Part-Time Employee/ Contractors	Full-Time Employees
Administration	—	3
Research and Development/Technical Support	5	2
Business Development and Sales	—	1

We are a start-up entity and, to date, have had no employee or contractor turnover. We consider our relationship with our employees, contractors and subcontractors to be satisfactory. We are not, and do not expect to become, party to any collective bargaining agreement.

The public may also read and copy any materials on file with the SEC and the SEC’s Public Reference Room at 100 F Street N.E. Room 1580, Washington D.C. 20549. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below and the other information in this report, including our financial statements and the related notes included elsewhere in this report, before deciding to invest in our common stock.

Risks Related to Our Business

We have not yet commenced commercial manufacturing operations and our limited operating history makes it difficult to predict future results.

We were founded in September 2004 and opened our first facility, which remains in its preliminary stages, in February 2008. We have not yet commenced commercial manufacturing activities, and as a new business that has not yet generated sales revenue, our revenue and income potential remains unproven. In addition, we are subject to all the risks inherent in an early stage business. Such risks include, but are not limited to, rejection or limited acceptance of our products by our customers, the inability to establish networks for distribution of our products, inefficient and unreliable manufacturing processes and the inability to obtain sufficient capital necessary to sustain us and expand our manufacturing capacity. To achieve profitable operations, we must successfully overcome these and other new business risks. There can be no assurance that any or all of our efforts will be successful or that we will ever be profitable.

Further, our business model is constantly evolving, and, because the solar industry in which we participate is constantly changing, we may need to modify our business model to adapt to these changes. Our ability to diversify risks depends upon our ability to raise capital and the availability of suitable prospects. If our efforts are unsuccessful, purchasers of shares of common stock could lose their entire investment.

The success of our business depends on the continuing efforts of our key personnel and we may be unable to develop our business if we lose their services.

Our future success depends, to a significant extent, on our ability to attract, train and retain qualified technical personnel, particularly those with expertise in the solar power industry. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our qualified technical personnel. The unexpected loss of the services of one or more of these executives, and the inability to find suitable replacements within a reasonable period of time thereafter, could have a material adverse effect on our financial condition and results of operations. Since the beginning of 2009, we have increased the number of full-time employees from five to eight, comprised of three executive officers, two engineers, one technician, one controller and one accountant. In addition, as of April 19, 2010, we retain five part time consultants.  Since December 1, 2009, our controller resigned in connection with a personal relocation and one engineer resigned. Accordingly, as of December 31, 2009, we had six full-time employees.  The contribution of one of those consultants, Dr. Dau Wu, has been extremely important in bringing our business to its current level. While Dr. Wu’s consulting agreement with us would have expired by its terms on July 1, 2010, Dr. Wu terminated the contract effective March 1. The Company has already identified several consultants that possess substantially more direct experience in the making of polysilicon, STC and that are more than capable of bringing us to the next level. Accordingly, the Company does not consider that the departure of Dr. Wu would have a material adverse effect on our business, prospects and financial condition

Our consultants provide chemical, mechanical, plasma, process, and environmental engineering services to us. We may retain these consultants and/or offer them full-time positions and hire other consultants and administrative personnel in the near future, according to our personnel requirements.

Specifically, we heavily rely on the services of our founders and executive management Mohd Aslami, Charles DeLuca, and Steven Phillips, the same management team that also managed FiberCore, the entity that developed and from which we purchased certain intellectual property assets associated with the manufacture of optical fiber.

We do not presently maintain key man life insurance on any of our executive officers, employees or consultants. However, we plan to obtain key man insurance for our key employees to the extent available on economically reasonable terms. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering, sales and marketing personnel.

We have entered into employment agreements with our three executive officers, effective January 1, 2009. See Part III, Item 11. In addition, our executives and all key employees, consultants and directors have signed a non-disclosure and non-compete agreement. Each of our key, non-executive employees has signed an offer letter. However, if one or more of our executive officers or key employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, if at all. As a result, our business may be severely disrupted and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some or all of our customers. The loss of one or more of our key executives or employees could have a material adverse effect on our business, prospects, and financial condition.

We have limited managerial experience in the solar industry.

Our executive management team has experience with start-up and public companies related to the fiber industry. However, it does not have experience in the solar energy industry, and may not have the ability to properly market products made from technology used in the manufacture of optical fiber to the solar energy industry. Our lack of extensive experience could reduce the effectiveness of management and could impair proper implementation of our business plan. Furthermore, we may not be able to properly respond to market trends in the solar energy industry or to accurately identify risks and opportunities. Our lack of experience could negatively influence our business, prospects, and financial condition.

We will require substantial funds and will need to raise additional capital in the future.

Although we intend to finance a portion of our working capital and capital expenditure requirements with cash we expect to generate from operations, we will nonetheless need to raise substantial additional funds to fully fund our operations. As a consequence of a silicon shortage, customers in the industry typically had originally been prepaying between 25% and 50% of the purchase price of their silicon orders. However, in the current global recession, we believe that prepayment will either no longer be viable or that the prepayment percentage will be reduced. As such, we anticipate that we will need to raise additional funds for development, production and expansion of our business. As of December 31, 2009, we had negative working capital of approximately $800,000, (including current assets of $117,000 in cash and cash equivalents and current liabilities of $917,000 that also includes $250,000 of compensation owed to officers). We believe that while we are facing a serious cash strain, the fair market value of our assets exceeds the amount of negative working capital and we have been taking a number of steps to ease the situation.

As of April 15, 2010, we closed on $187,500 in new financing of which $22,500 was contributed by the executive officers. This financing is part of a $500,000 interim financing plan that we plan to complete in the second quarter, which we are reasonably confident is attainable.  We believe that this financing will provide sufficient funds for us to manufacture sufficient sample volume so as to attain customer approval that will be followed by the conversion of the pending order into a purchase order. Of the $187,500, $87,500 was in loan financing and $100,000 was in equity financing. See Financial Statements Footnote 12, Subsequent Events.

Once the pending order is converted into an order, we are reasonably confident that we can raise the funds needed to build a commercial facility using the Alternative System. The amount of funds needed depends on location, purpose, and size of the facility. To build a fully integrated offshore STC/SGS facility that will produce 400 metric tons of silicon, the first year’s shipping requirement of the Pending Order, an estimated $18 million is needed. To build a small Alternative System, producing SGS, only, at our U.S. present location, requires an estimated $5 to $6 million to achieve profitability.

We may not be able to find additional financing on commercially reasonable terms, or at all. Furthermore, the current tightening of global credit markets due to the credit crisis which began in the second half of 2008 and the current volatility in the financial markets may make it difficult for us to obtain such financing. If we are unable to obtain such additional financing on commercially reasonable terms when needed, we might be required to curtail or cease our operations.

If any future financing involves the sale of our securities or securities convertible into our equity securities, holders of our common and preferred stock could be substantially diluted. If we borrow money or issue debt securities, we could be exposed to interest rate fluctuation, restrictive covenants and the possibility that we may not be able to pay principal and interest on the indebtedness when due. Our failure to make timely payments could trigger cross defaults in the event we become party to credit and other agreements in which such provisions are common.

Insufficient funds would prevent us from implementing our business plan and could require us to delay, scale back, or eliminate certain of our programs or to license our technology to third parties, an option which is not a primary consideration in our short-term strategy. Failure to raise sufficient capital could have a material adverse effect on our business, prospects, and financial condition.

Once we begin operations, we may not be able generate sufficient cash flow from such operations to operate and grow our business.

Our business plan contemplates financing our operations, in part, from internal cash flow. We anticipate that once our initial business begins to generate revenues, we will be able to finance a portion of its working capital and capital expenditure requirements with cash flow from operations. Future cash flows will be subject to a number of variables, such as:

•	the present and future levels of silicon and ingot production;

•	improvements in current technology;

•	the success and timing of development of other technologies to compete in the marketplace;

•	Increase in the cost of capital expenditures;

•	market prices of silicon and ingots;

•	Industry practice with respect to prepayments for our materials;

•	cost overruns, including the cost of our raw materials, which represent the largest cost of goods manufactured;

•	energy prices, which affect our production costs;

•	direct costs and general and administrative expenses of operations;

•	our indemnification obligations for losses or liabilities incurred in connection with our activities; and

•	general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

We can provide no assurance that our business will ever generate or continue to generate cash flow at sufficient levels. If our revenues were to decrease due to lower silicon or ingot prices, decreased production, increased production costs, or other factors, and if we cannot obtain capital through reasonable financing arrangements, such as a credit line, or otherwise, our ability to execute our business plan could be limited. Failure to generate sufficient cash flow could have a material adverse effect on our business, prospects, and financial condition.

Once we begin operations, if we are unable to obtain raw materials in sufficient quantities on commercially reasonable terms on a regular basis, we may not be able to meet customer demand; we could generate lower than expected profits, and could be forced to manufacture our products at higher costs.

Our manufacturing process uses STC. In addition, we plan to explore the possible use of other chemicals such as tri-chloro and di-chloro silanes for use in the manufacture of silicon. Such additional chemicals can provide additional sources of raw materials, as well as possibly reducing the cost if such material can be purchased for significantly lower cost than STC. We have been exploring the building of our own STC facility, which will require approximately $6 million and could produce STC at costs significantly less than the price currently being offered by suppliers. Without additional capacity expansion, we estimate that the facility would produce STC to generate 15MW, but we can offer no assurance that we will be able to obtain necessary financing or that our own manufacturing of STC will consistently be able to supply us with STC at anticipated costs lower than market prices.

Alternatively, in connection with the $300 million purchase order contemplated by the memorandum, the Company is strongly considering building a fully integrated facility that will produce STC as well as SGS. See “Business”

We have identified several different suppliers of STC and believe that there is sufficient supply in the market for our needs. However, if we are not successful in our efforts to diversify or to build an STC facility for our raw material base, we may be unable to maintain optimum production levels in the event of a shortage of STC, and we may not be able to manufacture our products at a profit if the cost of STC rises beyond certain levels. Our failure to diversify the types of raw materials we use could have a negative impact on our business, prospects, and financial condition.

Once commenced, our manufacturing process will consume significant quantities of electricity, and increased energy costs could reduce our profitability.

We have not yet commenced commercial production of our products. Our manufacturing process uses significant amounts of electrical energy and we anticipate using large amounts of electricity once we begin production. Energy prices will therefore affect our production costs, and increases in the cost of electricity will reduce our margins. Recent volatility of energy prices has caused substantial volatility in the price of electricity and it may be difficult for us to properly predict energy prices when pricing our products. Furthermore, our competitors may use less costly forms of energy or discover more energy efficient manufacturing processes, placing us at a disadvantage. Substantial increases in our electricity costs could have a material adverse effect on our business, prospects, and financial condition.

We do not yet have any definitive supply agreements in place and may be unable to enter into any such agreements on commercially reasonable terms.

While our management team has begun negotiations with potential customers, we are still in the early stages of implementing our business plan, and while we have a potential $300 million purchase order from one customer as contemplated by the memorandum of understanding, it is still premature for us to enter into agreements to supply customers with our product until our suppliers are in place. Our ability to secure one or more agreements is subject to, among other things (i) the amount of capital we raise in the future for the purchase of equipment; (ii) the value of our present and future technology in the marketplace; (iii) the development of ventures in the geographical regions in which our business is focused; and (iv) our ability to identify and negotiate favorable contracts with prospective customers. Even if we enter into agreements pursuant to which we would supply customers with silicon, we anticipate that only a portion of the purchase price, if any, would be prepaid and that we would be exposed to collection risk with respect to deferred payments on orders for our products. Our failure to enter into supply agreements or to collect payments owed under such agreements would have a material adverse effect on our business, prospects, and financial condition and would, in all likelihood, result in the cessation of our business operations.

Our manufacturing business once commenced will involve many operating risks that can cause substantial losses.

The manufacture of our products requires us to purchase, use, handle, and dispose of toxic materials in the course of our business. Our operations will produce byproducts that are considered pollutants. See the risk factor below entitled “Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.” Our manufacturing processes could result in liability, either as a result of an accidental, unlawful discharge or as a result of new findings on the effects our operations have on human health or the environment. As such, our operations may also involve one or more of the following risks:

•	fires;

•	explosions;

•	blow-outs;

•	uncontrollable flow of gases;

•	pipe or cement failures;

•	casing collapses;

•	abnormally pressured formations; and

•	environmental hazards such as spills, natural gas leaks, pipeline ruptures and discharges of toxic gases.

In the event that any of the foregoing events occur, we could incur substantial losses as a result of injury or loss of life; severe damage or destruction of property, natural resources or equipment; pollution and other environmental damage; investigatory and clean-up responsibilities; regulatory investigation and penalties; suspension of operations; or repairs to resume operations. If we experience any of these problems, our ability to conduct operations could be adversely affected. These conditions can cause substantial damage to facilities and interrupt production. If realized, the foregoing risks could have a material adverse affect on our business, prospects and financial condition.

We have limited insurance coverage and once commercial manufacturing operations begin we may incur significant losses resulting from operating hazards, product liability claims or business interruptions.

We currently carry commercial general liability protection with a reputable carrier against claims relating to personal injury, property or environmental damage arising from accidents on our properties or relating to our operations. Our insurance coverage is subject to the following limits: general total limit $2,000,000; products and completed work limit $2,000,000; personal injury (each person) $1,000,000; advertising injury (each person) $1,000,000 and each event premises damage $500,000; and medical expenses $10,000. To the extent we can do so on commercially reasonable terms, we intend to increase coverage as needed. However, any occurrence of the risks described in the preceding risk factor or other accidents in our operation that exceeds amounts recoverable from insurance could have a material adverse effect on our business, financial condition or results of operations.

We are also exposed to risks associated with product liability claims in the event that the use of the raw material we sell results in injury. Although our silicon products do not generate electricity without being incorporated into modules or other solar power devices, it is possible that users could be injured or killed by modules or other devices incorporating our silicon products, whether by product malfunctions, defects, improper installation or other causes. We have not yet commenced commercial shipment of our products and are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, although we may purchase it in the future, we do not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us.

A claim associated with any of the foregoing that is successfully asserted against us could have a material adverse effect on our business, prospects and financial condition.

We will be dependent upon others for the storage and transportation of gases, which could significantly reduce our profitability.

In addition to STC, we will use several gases in our manufacturing process including argon, nitrogen and hydrogen. We do not presently own storage or transportation facilities and, therefore, will depend upon third parties to store and transport our gas resources. We will be subject to price changes and termination provisions in contracts we may enter into with these third-party service providers. Even if such sources are initially identified, we cannot guarantee that we will be able to identify alternative storage and transportation providers in the event of contract price increases or termination. In the event we are unable to find acceptable third-party service providers, we would be required to contract for our own storage facilities and employees to transport our resources. We may not have sufficient capital available to assume these obligations, and our inability to do so could result in a material adverse effect on us, including the cessation of our business.

Our future success substantially depends on our ability to significantly increase our manufacturing capacity, output and sales. Our ability to achieve our expansion goals is subject to a number of risks and uncertainties. In addition, we may not be able to manage our expansion effectively.

Our future success depends on our ability to significantly increase our manufacturing capacity, output and to commence and grow sales. We do not yet have commercial manufacturing capacity and we currently use our existing equipment for product development and the production of samples. Depending upon the customer products requested, we could install about 40 plasma systems at our current location, which would be capable of producing silicon sufficient to produce cells capable of generating at least 50MW of power and/or install an Alternative System in the US and/or offshore a fully integrated facility in order to satisfy a Pending Order. See “Business.”

In addition, our ability to establish or successfully operate our additional manufacturing capacity and increase output is subject to other significant risks and uncertainties, including:

•	our ability to raise sufficient funds to build and maintain adequate working capital to operate new manufacturing facilities;

•	our ability to secure adequate supplies of raw materials, that is, STC and certain gases, including our ability to maintain adequate working capital to make prepayments on such supplies, if needed;

•	attracting and retaining and adding additional key personnel;

•	delays and cost overruns associated with the build-out of any additional facilities due to factors, many of which may be beyond our control, such as delays in government approvals, problems with equipment vendors or raw material suppliers, and equipment malfunctions and breakdowns;

•	delays in equipment and process optimization, including leaks and problems in system configuration and setup, and yield improvements;
•
diversion of significant management attention and other resources; and

•	failure to execute our expansion plan effectively.

If we are unable to establish or successfully operate additional manufacturing capacity or increase our manufacturing output, we may be unable to expand our business as planned. If we are unable to carry out our planned expansions, we may not be able to meet customer demand, which could result in lower profitability and a loss in market share. Moreover, we cannot assure you that if we do increase our manufacturing capacity and output we will be able to generate sufficient customer demand for our products to support our increased production levels. In addition, to manage the potential growth of our operations, we will be required to improve our operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to initiate, maintain and expand our relationships with new and existing customers, suppliers and other third parties. We cannot assure you that we are able to improve our operations, personnel, systems, internal procedures and controls to adequately support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond effectively to competitive pressures.

We may not be able to manage our anticipated growth.

We expect to significantly expand operations to accommodate additional development projects and other opportunities. This expansion will likely strain our management, operations, systems and financial resources. To manage our recent growth and any future growth of our operations and personnel, we must improve and effectively utilize our existing operational, management and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among our technical, finance, development and production staffs. We believe that we can manage the U.S. operation whether we build a small Alternative System in the U.S. in order to satisfy the Pending Order or maintain the original U.S. plan with respect to the producing of high purity silicon and/or ingots through the purchase of additional machinery, starting at 10MW and upgrading our present facility to an annual capacity of 50 MW (meaning silicon sufficient to manufacture solar cells capable of producing 50 MW of energy) as well as manage offshore operations. In year 1, the $300 million purchase order contemplated by the memorandum of understanding requires 400 tons of product that generates about 40 MW, moving up to 160 MW by year 6. If an Alternative System is built in the US, its product will complement offshore production based on overall market conditions.

In each case, all future activities are subject to obtaining financing on commercially reasonable terms. We may not be able to implement those upgrades in time, resulting in our inability to timely fill orders. We may also miss opportunities if demand grows beyond our capacity and finding additional facilities to meet demand could take time.

We will need to hire additional personnel in all areas throughout most of 2010 in order to implement our business plan. In addition, we may also need to increase the capacity of our software, hardware and telecommunications systems on short notice, and will need to manage an increasing number of complex relationships with strategic partners and other third parties, some of whom may be located outside of the United States. The failure to manage this growth could disrupt our operations and ultimately prevent us from generating meaningful revenue, and could have a material adverse effect on our business, profits and financial condition.

An interruption in the supply of materials, resources and services we plan to obtain from third party sources could cause a decline in revenue.

Our operations require resources and services, including, but not limited to, specialized chemicals and raw materials, particularly STC. There may be only a limited number of manufacturers and suppliers of these materials, resources and services. These manufacturers and suppliers may experience difficulty in supplying us with materials, resources and services sufficient to meet our needs or may terminate or fail to renew contracts for supplying these materials, resources or services on terms we find acceptable including, without limitation, acceptable pricing terms. We are currently not a party to any supply agreements for the provision of any raw materials. Any significant interruption in the supply of any of these materials, resources or services, or significant increases in the amounts we are required to pay for these materials, resources or services, could result in a reduction in our profitability, or the cessation of our operations. If we are unable to replace any material sources in a reasonable period of time, the interruption in supply could have a material adverse effect on our business, prospects and financial condition.

Because we compete in a highly competitive market and many of our competitors have greater resources than us, we may not be able to compete successfully.

The solar power market in which we hope to sell our products is intensely competitive and rapidly evolving. We expect to face increased competition, which may result in price reductions, reduced margins or loss of market share. In the global market, our competitors include photovoltaic divisions of large conglomerates.

Silicon material is the key element of a solar cell. We face intense competition from larger producers of silicon that are well-established and financed. The majority of the new entrants to the market use what is known as the Siemens process to manufacture silicon. However, several manufacturers claim to have developed new proprietary processes that are more cost effective than the well known Siemens process. We have no knowledge as to whether such claims are valid, nor can we be certain whether these new processes are more or less efficient than our process.

Our business plan contemplates that we will become a well-recognized second source of silicon and ingots for cell manufacturers, enabling them to bypass the substantially costlier spot market. Accordingly, we do not plan to compete directly with the major silicon producers. However, many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. See “Competition” for a detailed description of competition and specific competitors. Our competitors’ greater size and longer operating history in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices. For example, those of our competitors that also manufacture semiconductors may source both semiconductor grade silicon and solar grade silicon from the same supplier. As a result, such competitors may have stronger bargaining power with suppliers and have an advantage over us in pricing. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our potential customers and have extensive knowledge of our target markets.

As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations. Accordingly, if we are unable to effectively compete, investors could lose all or part of their investment.

If we do not achieve satisfactory yields or quality in our future production of silicon, especially in a start-up operation, we may not succeed in making sales and our relationships with prospective customers and our reputation may be harmed.

The manufacture of silicon is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yields, affect the quality of the product and in some cases, cause production to be suspended or yield products unfit for commercial sale.

This often occurs during the production of new products or the installation and start-up of new process technologies or equipment. At the U.S. plant, the initial plan was to produce silicon in order to produce 10 MW per year, followed by the purchase and installation of additional equipment in order to increase capacity, at our present location, to 50 MW per year by 2012; however, given the $300 million purchase order contemplated by the memorandum of understanding, we may build an Alternative System at the US plant as well as offshore, in each case subject to financing on commercially reasonable terms and market conditions.

As we expand our manufacturing capacity and add additional manufacturing lines or facilities, we may experience lower yields and conversion efficiencies initially as is typical with any new equipment or process, even though we have improved yield production. If we do not achieve satisfactory yields or quality, our product costs could increase, our sales could decrease and our relationships with our customers and our reputation could be harmed, any of which could have a material adverse effect on our business and results of operations.

We may face risks associated with the marketing, distribution and sale of our products internationally, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

As part of our growth strategy, we plan to expand our sales in new and existing markets, including overseas markets. Any international marketing, distribution and sale of our products will expose us to a number of risks, including:

•	fluctuations in currency exchange rates (our contracts will be U.S. dollar based);

•	difficulty in engaging and retaining distributors who are knowledgeable about, and can function effectively in, overseas markets;

•	increased costs associated with maintaining marketing efforts in various countries;

•	difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our products;

•	inability to obtain, maintain or enforce intellectual property rights; and

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries.

If we are unable to effectively manage these risks, we may not be able to successfully expand our business abroad and grow our businesses as we have planned.

If photovoltaic technology is not suitable for widespread adoption, or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our sales may not continue to increase or may even decline, and we may be unable to sustain profitability.

The solar power market is still developing and the extent to which solar power products will be widely adopted is uncertain. Market data in the solar power industry are not as readily available as those in other more established industries where trends can be assessed more reliably from data gathered over a longer period of time. Many factors may affect the viability of widespread adoption of photovoltaic technology and demand for solar power products, including:

•	cost-effectiveness of solar power products compared to conventional and other non-solar energy sources and products;

•	performance and reliability of solar power products compared to conventional and other non-solar energy sources and products;

•	availability of government subsidies and incentives to support the development of the solar power industry;

•	success of other alternative energy generation technologies, such as fuel cells, wind power and biomass;

•
fluctuations in economic and market conditions that affect the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels; and

•	capital expenditures by end users of solar power products, which tend to decrease when the economy slows down.

The solar power market also competes with other sources of renewable energy and conventional power generation. If prices for conventional and other renewable energy resources decline, or if these resources enjoy greater policy support than solar power, the solar power market could suffer. If photovoltaic technology proves unsuitable for widespread adoption or if demand for solar power products fails to develop sufficiently, we may not be able to grow our business or generate sufficient revenues to sustain our profitability. In addition, demand for solar power products in our target markets may not develop or may develop to a lesser extent than we anticipated. A softening in the demand of photovoltaic products could have a material adverse effect on our business, products and financial condition.

The reduction or elimination of government subsidies and economic incentives could cause a reduction in our anticipated revenue.

We believe that the near-term growth of the market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in a large part on the availability and size of government subsidies and economic incentives. Most of the solar power market is segmented into two main application types: on-grid applications and off-grid applications. In 2008, on-grid application represented 96% of the whole solar power market, according to SolarBuzz and remains the dominant market for solar energy. The reduction or elimination of government and economic incentives may adversely affect the growth of this market or result in increased price competition, both of which could cause our revenue to decline and materially and adversely affect our business, financial conditions and results of operations.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, government bodies in many countries, most notably Germany, Spain, Japan and the U.S., have provided incentives in the form of rebates, tax credits, feed-in tariffs (fixed price for purchase by the utility company), low interest loan guarantees, and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. According to SolarBuzz, the 2008 worldwide solar market produced 5,948 MW of which Germany represented 31%, Spain 41%, the U.S. 6% and Japan and Italy 4% each, with the rest of Europe and the rest of the world representing 5% and 8%, respectively. Even with the supply of silicon exceeding demand, starting in about the last half of 2008 was a strong year in the solar industry. However, in 2009 with the deepening of the global recession, Spain capped its government incentives. While Germany, the world’s leading producer and user of solar energy, announced it would double its use of renewable energy (solar and wind) by 2012 to 47%, there can be no assurance that its support for the solar industry will be sustained. Although SolarBuzz reported that the United States’ share of the global solar market could rise from 6% of the market in 2008 to between 21 to 27% by 2013 or a CAGR of between approximately 30 to 35%, the United States government may not adopt an effective policy and allocate sufficient resources to foster the growth of solar energy, even given the current administration’s alternative energy program.

In October of 2008, the United States Congress, as part of its economic bailout package, renewed solar energy subsidies for eight years. Further, on January 17, 2009, the Wall Street Journal reported that President Obama pledged to, over the next three years, double the United States’ wind, solar and geothermal energy generating capacity. The American Recovery and Restoration Act, signed into law by President Obama in February of 2009, provides for tens of billions of dollars to encourage renewable energy and reduce dependency on fossil fuels. Further, in late May, 2009, the United States Senate Energy and Natural Resources Committee voted to approve President Obama’s renewable power mandate requiring that 15% of the United States’ electricity come from renewable sources such as wind and solar by 2021, a fivefold increase from the 3% produced today. The foregoing renewable energy bill has recently been approved by the House of Representatives and is presently awaiting Senate approval. In late March 2009, the Chinese government announced the world’s largest solar power subsidy program and through the Associated Press recently announced, as part of that program, a target of generating at least 15% of its power from wind, solar and other renewable sources by 2020. However, the degree to which the solar industry will benefit from such incentives remains unclear and the legislation is not expected to have a significant effect on the industry in 2009. In a similar vein, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs over time. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Reductions in, or eliminations or expirations of, these governmental subsidies and economic incentives could result in decreased demand for our products and cause our revenue to decline. There can be no assurance that the governments of other major economies such as France, Spain, Italy and the United Kingdom will adopt similar measures. In addition, despite governmental subsidies and economic incentives, these countries may from time to time experience a slowdown in demand for photovoltaic products.

Future increases in the supply of silicon, increased competition and other changing market conditions may cause a decline in the demand and average selling prices of silicon and may potentially increase the level of our earnings volatility and reduce our profitability.

It is expected that silicon supply constraints will begin to ease as early as 2010 as silicon producers increase production to meet demand and, perhaps, sooner in the wake of the current global recession. Any significant increase in the silicon supply may allow higher utilization of existing and planned solar cell production capacity which could result in significant downward pressure on the average selling prices of silicon. In addition, increased competition from existing solar cell producers and new market participants as well as changes in other market conditions, such as reduced demand for solar power products in the end user markets, may cause a decline in the demand and average selling prices of our products. Such price declines could result in increases in the level of our earnings volatility and reductions in our profitability, which would materially and adversely affect our business, financial condition and results of operations. At the same time, there are continuing efforts to reduce the amount of silicon needed to produce a single megawatt of energy. Just a few years ago, 14 tons of silicon was required to produce sufficient solar cell capable of generating a single megawatt of energy. Today, that number has decreased to about 10 tons. We expect that continued improvements in technology and efficiency will continue to reduce the number of tons required to produce the same amount of energy.

Significant increases in the supply of silicon could lower market price, and could have a material adverse effect on our business, prospects, and financial condition.

We obtain certain manufacturing equipment from sole suppliers and if such equipment is damaged or otherwise unavailable, our ability to deliver products on time once we commence production will suffer, which in turn could result in order cancellations and loss of revenue.

Some of the equipment we will use in the manufacture of our solar products has been developed and made specifically for us, is not readily available from alternative vendors and would be difficult to repair or replace if it were to become damaged or stop working. While generators, the most costly piece of equipment in our manufacturing systems, are readily available, we currently purchase our generators from a single high quality manufacturer and might find it difficult to find comparable equipment if that vendor were no longer able to meet our needs. In addition, several components of our system were specifically manufactured for us according to our designs and specifications, and if we needed to replace parts and could not use our existing suppliers, it could be difficult and time consuming to identify a manufacturer who could meet our proprietary needs. In addition, a supplier's failure to supply our ordered equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay the capacity expansion of our manufacturing facilities and otherwise disrupt our production schedule or increase our costs of production.

Once we commence commercial manufacturing, problems with product quality or product performance in our solar products could result in a decrease in revenue, unexpected expenses and loss of market share.

While we plan to employ quality assurance procedures at key manufacturing stages to identify and resolve quality issues, our solar products may contain defects that are not detected until after they are shipped or installed. These defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts, lead to returns of, or requests to return our products and significantly affect our customer relations and business reputation. If we deliver silicon with errors, defects or if there is a perception that our silicon contains errors or defects, our credibility and the market acceptance and sales of our solar power products could be harmed. In particular, if we produce lower purity product than ordered, our reputation could be damaged, and if we are unable to rapidly deliver product conforming to the customer’s specifications, we could lose business and our reputation could suffer. Such failures, should they occur, could have a material adverse effect on our business, prospects and financial condition.

Changes to existing regulations of the utility sector and the solar power industry may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products once we commence commercial manufacturing.

The market for power generation products is heavily influenced by government regulations and policies concerning the electric utility industry, as well as the internal policies of electric utility companies. These regulations and policies often relate to electricity pricing and technical interconnection of end-user owned power generation. In a number of countries, these regulations and policies are being modified and may continue to be modified. End users’ purchases of alternative energy sources, including solar power products, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electricity transmission grid or for having the capacity to use power from the electricity transmission grid for back-up purposes. Utilities with a financial interest in retaining customers whose business would be threatened by increased use of solar energy may succeed in lobbying legislators and government officials in a manner that results in regulation that discourages customers from switching to alternative energy sources. Disconnection fees could increase end users’ costs of using our solar power products and make products that use our solar cells less desirable, thereby having an adverse effect on our business, prospects, results of operations and financial condition.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and will use such chemicals and waste in our manufacturing activities. Once we begin manufacturing, we will be subject to regulations and periodic monitoring by local and federal environmental protection authorities and are required to comply with all federal and local environmental protection laws and regulations. The scope and extent of the regulations are dependent on the size of our manufacturing operation.

Under U.S. environmental regulations, we are required to obtain a pollutant discharging permit and a safety appraisal, which includes a permit for the storage and use of hazardous chemicals and a permit for the use of atmospheric pressure containers, with relevant governmental authorities after we have completed the installation of our manufacturing lines, but before the manufacturing lines commence commercial production. We are also required to undergo an environmental protection examination and obtain approval with relevant governmental authority within three months of the launch of trial production and before the manufacturing lines commence full operation. We believe that we are in full compliance with all federal, state and local environmental regulations and obtained all currently necessary permits for the conduct of our business in light of the raw materials we use. We have also installed scrubbers to ensure that any discharge from our facility complies with applicable law. The relevant governmental authorities have the right to impose fines or a deadline to cure any non-compliance, or order us to cease production if we fail to comply with these requirements. Failure to comply with applicable laws and regulations, or the occurrence of damage to surrounding business and residences even if we comply could also expose us to negative publicity and additional civil liability.

In addition, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. Any failure by us to control the use of or to adequately restrict the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. See also the Risk Factor above entitled “Our manufacturing business will involve many operating risks that can cause substantial losses.”

The expenses of being a public company may adversely affect our results.

Following the effective date of our filing with the SEC of the registration statement, we anticipate that compliance with federal securities rules and regulations applicable to public companies will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. While we believe that the benefits to our stockholders justify our becoming subject to public filing requirements, the cost of such compliance could be substantial and adversely affect our ability to generate profits.

Risks Related to Our Intellectual Property

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly and may not be resolved in our favor.

We seek to protect our proprietary manufacturing processes, documentation and other written materials primarily through intellectual property laws and contractual restrictions. We have filed four patent applications relating to our solar activities that includes the patented application apparatus that we have modified for our solar activities, and a fifth patent application associated with fiber optics; to date, the patents have not been issued. While we are not aware of any objections to the patents that were filed, our patents remain subject to objection as well as challenge, once registered.

In addition, we rely on non-disclosure agreements when dealing with third parties. We also require employees and consultants with access to our proprietary information to execute confidentiality agreements with us. While we believe our efforts are in conformance with industry norms, our steps to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

•	people may not be deterred from misappropriating our technologies despite the existence of laws or contracts prohibiting it; and

•
policing unauthorized use of our intellectual property may be difficult, expensive and time-consuming, especially when infringers are overseas, and we may be unable to determine the extent of any unauthorized use.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so. Any inability to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business. While we are not aware of any infringement, we cannot assure you that infringement on our intellectual property rights by other parties does not exist now or that it will not occur in the future.

To protect our intellectual property rights and to maintain our competitive advantage, we may file suits against parties whom we believe infringe on our intellectual property. Such litigation may be costly and may divert management attention as well as expend our other resources away from our business. In certain situations, we may have to bring suit in foreign jurisdictions, in which case we are subject to different risks as to the result of the proceedings and the amount of damages that we can recover. An adverse determination in any such litigation may impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have limited insurance coverage for litigation costs and have no present intent to purchase such insurance. Accordingly, we would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing infringements on our intellectual property could have a material adverse effect on our business, results of operations and financial condition.

We are currently engaged in litigation over our ownership of certain intellectual property associated with the fiber optic industry and an unfavorable result could impair us from monetizing such assets.

We are currently engaged in litigation with j-fiber GmbH, the successor to a subsidiary of FiberCore, Inc., regarding our ownership of certain intellectual property associated with the manufacture of optical fiber. We are not at risk of liability for monetary damages and the litigation is not material to our primary business of manufacturing silicon for the solar industry, which is based on technology not in dispute. Nonetheless an unfavorable result of such litigation could lead to a judicial determination that we do not have rights to such intellectual property. Such a result would prevent us from using the disputed intellectual property in the manufacture of optical fiber and from licensing to third parties technology based on that intellectual property.  However, we may have additional foreclosure rights with respect to the intellectual property.  See “Litigation.”

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to lose significant rights and pay significant damage awards.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to photovoltaic technology patents involve complex scientific, legal and factual questions and analysis. It is therefore difficult to accurately predict whether or not a third party will assert that we are infringing on its intellectual property or whether it would prevail. Although we are not currently aware of any infringement or of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. Also, in many jurisdictions, patent applications remain confidential and are not published for about 5 to 6 months after filing. Thus, we may be unaware of other persons’ pending patent applications that relate to our products or processes. While at present, we are unaware of competing patent applications, competing applications could potentially surface.

The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, to pay ongoing royalties, to redesign our products, or subject us to injunctions prohibiting the manufacture and sale of our products or the use of our technologies. An injunction from using our technology could cause us to default on our obligations to our customers, exposing us to consequential damages and substantial damage to our reputation. If we are required to pay royalties to third parties, we might be unable to fill existing orders without incurring losses. Protracted litigation could also result in our customers deferring or limiting their purchase or use of our products until resolution of such litigation, and in the interim our customers may find alternative sources of silicon. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Changes in estimates related to our evaluation of property, plant, equipment, goodwill, and particularly our intellectual property, for impairment could adversely affect our reported results of operations.

We make certain significant assumptions, estimates, and projections related to the useful lives and valuation of our property, plant, and equipment and the valuation of goodwill and other intangible assets related to acquisitions. The carrying amount and/or useful life of these assets are subject to periodic and/or annual valuation tests for impairment. Impairment results when the carrying value of an asset exceeds the undiscounted (or for goodwill and indefinite-lived intangible assets the discounted) future cash flows associated with the asset. If actual experience were to differ materially from the assumptions, estimates, and projections used to determine useful lives or the valuation of property, plant, equipment, goodwill, or intangible assets, a write-down for impairment of the carrying value of the assets, or acceleration of depreciation or amortization of the assets, could result. In particular, intellectual property comprised $1,044,000 of our total assets of $1,931,000, constituting approximately 54% of our total assets as of December 31, 2009. Approximately 55% of the $1,044,000 represents intellectual property related to our solar activities with the remainder relating to our fiber related intellectual property, including patents, know-how, and rights to license fees therefrom. Accordingly, a write-down or acceleration of depreciation or amortization of our assets, particularly our intellectual property, could have an adverse impact on our reported results of operations.

Risks Related to Our Stock

We may not have the funds necessary to redeem outstanding shares of Series A Preferred Stock if required to do so on September 30, 2010.

According to the designations of the Series A Preferred Stock set forth in our certificate of incorporation, we are required to redeem any outstanding and unconverted shares of our Series A Preferred Stock on September 30, 2010. The Series A, Preferred Stock automatically converts into our common stock in the event that we are publicly traded and the trading price of our common stock on a 30-day weighted average price of our common stock is greater than $2.15 per share (based on 13,998,956 shares on a fully diluted basis, as of September 30, 2008).

In addition, as of June 15, 2009, we entered into a letter agreement with Mr. Alnamlah pursuant to which Mr. Alnamlah agreed to convert his shares of our Series A Preferred Stock earlier than otherwise required upon the following terms and conditions:

•
In the event that prior to August 31, 2009, the holder of our Series A Preferred Stock converts all such shares into shares of our common stock, we shall pay such holder an additional 125,000 shares of our common Stock.

•
The holder agreed to convert any unconverted shares of our Series A Preferred Stock into shares of our common stock pro rata in proportion to the portion of the $1,045,900 in unpaid compensation and unreimbursed expenses payable collectively to Dr. Mohd Aslami, Mr. Steven Phillips and Mr. Charles DeLuca actually converted by such individuals into shares of common stock in accordance with their agreements with us.

The option to receive additional shares has expired since the holder of the Series A Preferred Stock did not convert prior to August 31, 2009.

However, if all such shares remain outstanding on September 30, 2010, we would be required to pay approximately $1.6 million to the holder of the Series A Preferred Stock to redeem the shares. While we intend to raise additional funds and use revenues from operations to enable us to meet our redemption obligations if triggered, there can be no assurance that we will have sufficient funds to fulfill our redemption obligation in the event the shares remain outstanding on September 30, 2010.

If we default on our redemption obligation, the holder of the Series A Preferred Stock could enforce its rights against us, and even potentially force us into bankruptcy or liquidation. Our failure to timely redeem the Series A Preferred Stock could have a material adverse effect on our business, prospects and financial condition. In the event of dissolution, liquidation or such similar event the maximum amount owed would be $1,100,000, which would include up to $100,000 in unpaid dividends, if any.

We may not have the funds necessary to repay our outstanding 7.5% convertible subordinated notes if required to do so on September 30, 2011.

Payment of the interest and principal on our 7.5% convertible subordinated notes is due on September 30, 2011. Although the interest rate on our notes is initially 7.5%, the interest rate on any notes which remain outstanding and are not converted into our equity by September 30, 2010 will be retroactively adjusted as of the issue date of the notes to have accrued interest at a rate equal to 15% per annum, thereby increasing the amount of interest we are obligated to repay. We currently have sold $525,000 in aggregate principal amount of convertible subordinated notes through private placements.

If we default on our repayment obligation with respect to the notes, the holders of our convertible subordinated notes could enforce their rights against us, and even potentially force us into bankruptcy or liquidation. Our failure to timely repay our convertible subordinated notes could have a material adverse effect on our business, prospects and financial condition.

We may not have the funds necessary to repay our outstanding Class A Senior convertible note if required to do so on September 30, 2011.

Payment of the interest and principal on our Class A Senior Convertible Notes is due on September 30, 2011. The interest rate on our notes is initially 20%. We currently have sold ($90,000 ) in aggregate principal amount of these notes. See Financial Statements, Footnote 12, Subsequent Events.

The principal sum of the notes and accrued and unpaid interest shall be payable in full on September 30, 2011, unless the principal sum and unpaid interest have been earlier converted into shares of the our common stock, provided further, that any unconverted principal sum and unpaid interest shall become immediately payable to note holders within 10 business days following the date on which we receive proceeds from (i) our sale of any of our assets, whether tangible or intangible but excluding the sale of our products in the ordinary course of business; (ii) settlement of our litigation whether in whole or in part; (iii) new debt or equity financings to the extent such financings exceed, in the aggregate, $3 million subject to the terms and conditions of such financing; and (iv) any combination thereof.

Accordingly, if we default on our repayment obligation with respect to these senior notes, the holders could enforce their rights against us, and even potentially force us into bankruptcy or liquidation. Our failure to timely repay our senior notes could have a material adverse effect on our business, prospects and financial condition.

We are not yet publicly traded and holders of our common stock may only publicly sell shares of our common stock at a fixed price of $1.50.

While the SEC declared our amended S-1 effective on November 12, 2009, we have delayed the filing of documents necessary to ensure that our common stock be quoted on the Over the Counter or  OTC Bulletin Board quote service, until our financing is complete. Holders of our common stock seeking to publicly sell shares of our common stock are required to do so at a fixed price of $1.50 per share. On April 5, 2010, as part of interim financing effort, we began offering shares of our common stock, $.0001 par value per share, at $.50 per share to existing shareholders and to a limited number of known accredited investors. As of April 15, 2010, the proceeds from equity sales totaled ($100,000.) Accordingly, your ability to realize greater proceeds upon the sale of our common stock will be limited until the common stock is actually quoted on the OTC Bulletin Board.

Upon completion of the financing required to expand capacity we intend to resume our filing with FINRA, which will include our engaging a transfer agent. We have already identified several transfer agents.

Our stock price may be volatile and could fluctuate widely.

Since our common stock is expected to be quoted on the OTC Bulletin Board, our stock price may be subject to wider fluctuations than on a national exchange. Accordingly, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including, but not limited to, the following:

•	technological innovations or new products and services by us or our competitors;

•	intellectual property disputes;

•	additions or departures of key personnel;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

The limited or lack of a market for our common stock may adversely affect trading prices or the ability of a shareholder to sell our shares in the public market.

In addition, the securities markets commonly experience significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

The trading prices for equity securities in the stock market in general, and of solar energy-related companies in particular, have been subject to wide fluctuations that may be unrelated to the operating performance of the particular company affected by such fluctuations. Consequently, broad market fluctuations may have an adverse effect on the trading price of our common stock, regardless of our operating results.

Although we intend to list our common stock for trading on the OTC Bulletin Board, we anticipate that the market for our common stock will be limited, and there can be no assurance that this market will be maintained or broadened. Accordingly, investors may lack the liquidity associated with an active trading market. We cannot guarantee that our common stock will become eligible for listing on the New York Stock Exchange, NYSE Amex Equities or the NASDAQ Capital market in the near future, or ever, and we have no current plans to apply for listing on any of those markets and platforms.

Furthermore, for companies whose securities are traded on the OTC Bulletin Board, it is more difficult to obtain accurate quotations, and to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies. If we fail to comply with OTC Bulletin Board rules, we could be delisted and subject to trading on the “pink sheets” which would likely reduce our liquidity and stockholders’ ability to dispose of our securities in an active market.

Because we do not expect to pay dividends in the foreseeable future, any return on investment may be limited to the value of our common stock.

We do not anticipate paying dividends on our common stock in the foreseeable future. Any future decision to pay dividends on our common stock will depend on our earnings, financial condition, need for additional capital, and other business and economic factors affecting us. If we do not pay dividends, you will only be able to realize value on your investment through appreciation of our stock price. We can provide no assurance that our stock price will rise in the near or distant future.

Because our common stock may be deemed a “penny stock,” investors may find it more difficult to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5.0 million ($2.0 million if the company has been operating for three or more years) and are not quoted on NASDAQ or on an exchange. These rules require, among other things, that brokers who trade a penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain risk disclosure information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Remaining subject to the penny stock rules for any significant period could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Substantial sales of our common stock could cause our stock price to fall.

While our common stock is not publicly trading, as of December 31, 2009, we had 12,915,735 shares of common stock outstanding and up to 15,075,292 shares of common stock on a fully diluted basis that includes shares issuable upon the exercise of warrants, options, and conversion of preferred stock and outstanding long-term liabilities owed to our officers. The registration statement registers the resale of 6,932,123 of such shares, which includes 956,155 of shares owned by the principal stockholders or 16% of the non-affiliated shareholders. Sales by the selling stockholders hereunder, especially if in heavy volume and at the same time, could negatively affect our stock price.

No prediction can be made as to the precise effect, if any, that sales of shares of our common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Because our directors, executive officers and entities affiliated with them beneficially own a substantial number of shares of our common stock, they have significant control over certain major decisions on which a stockholder vote is required and they may discourage an acquisition of us.

Three members of our board and executive management Mohd Aslami, our President and Chief Executive Officer, Steven Phillips, our Executive Vice President, Chief Financial Officer and Treasurer, and Charles DeLuca, our Executive Vice President — Business Development and Secretary, together, based on their beneficial ownership interest, control approximately 35% of our outstanding common stock, allocated approximately as follows: Messrs. Aslami, Phillips, and DeLuca, 2%, 18% and 15%, respectively. The foregoing assumes such officers’ full conversion of a total of $1,045,900 in compensation and expenses collectively owed to them as of September 30, 2008 into 697,267 shares of common stock. If the $1,045,900 is not converted, Messrs. Aslami, Phillips and DeLuca together, based on their beneficial ownership interest, would control approximately 33% of our outstanding common stock, allocated as follows: Messrs. Aslami, Phillips and DeLuca, 0%, 18% and 15%, respectively.

See “Part III” As a result, these current officers, directors and affiliated persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	Elect or defeat the election of our directors;

•	amend or prevent amendment of our certificate of incorporation or by-laws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	the outcome of any other matter submitted to the stockholders for vote.

Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Anti-takeover provisions could deter attempts to acquire us and limit appreciation of the market price for shares of our common stock.

Delaware law and our bylaws contain provisions that may have the impact of delaying or precluding an acquisition of our company without the approval of our board of directors. These provisions may limit the price that investors might be otherwise willing to pay in the future for shares of our common stock. These provisions include provisions providing for a staggered board of directors, advance notice procedures for stockholder proposals and director nominations and a provision in our amended and restated bylaws that does not afford stockholders the right to call a special meeting of stockholders. In addition, there are provisions of Delaware law that may also have the effect of precluding an acquisition of us without the approval of our board of directors.

If we raise additional funds through the issuance of equity securities, or determine in the future to register additional common stock, existing stockholders' percentage ownership will be reduced, they will experience dilution which could substantially diminish the value of their stock and such issuance may convey rights, preferences or privileges senior to existing stockholders' rights which could substantially diminish their rights and the value of their stock.

We may issue shares of our common stock for various reasons and may grant additional stock options and/or restricted common stock to employees, officers, directors and third parties. We may also decide to sell shares directly to the public in a registered offering or in a connection with a merger, acquisition, or other business combination. Since one of the factors that generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings, such sales may cause the market price of our common stock to decline. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

Further, in order for us to obtain additional capital or complete a business combination, we may find it necessary to issue securities, including but not limited to notes, debentures, options, warrants or shares of preferred stock, conveying rights senior to those of the holders of our common stock. Those rights may include voting rights, liquidation preferences, and conversion rights. To the extent senior rights are conveyed, the value of the common stock may decline.

Our issuance of preferred stock could adversely affect the value of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of Preferred Stock, par value $.0001 per share, of which we have already issued 666,666 shares of Series A Preferred Stock to Mr. Alnamlah as of December 31, 2009. Our authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. Our board may cause us to issue preferred stock from time to time on any number of occasions, without stockholder approval, in one or more series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors, stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price; and (vi) voting rights. The designation of such shares could be dilutive of the interest of the holders of our common stock and could grant proprietary rights to the purchasers of such preferred stock. The ability to issue such preferred stock could also give our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise, through the grant of special voting rights to holders of preferred stock. Our issuances of preferred stock could limit your voting power and could create a right to receive proceeds upon our liquidation that is senior to your rights.

As we have granted and will continue to grant stock options to certain of our directors, officers, employees and consultants, our net income will be adversely affected.

In order to attract and retain key personnel, we plan to adopt a stock incentive plan, under which we may initially grant options to any or all of our employees, directors, officers, consultants to purchase up to 500,000 shares of our common stock. As of the filing date, we have issued non-qualified options to purchase 155,000 shares of our common stock at an exercise price of $1.75-$2.00 per share, which shares are not currently included under the yet to be adopted Company Stock Incentive Plan.

In accordance with Financial Accounting Standards Board (FASB) Account Standards Codification (ASC) No, 718, “Compensation – Stock Compensation,” or ASC 718, we recognize, as an expense, the fair value of share options and other share-based compensation to employees and consultants, we are required to account for compensation costs for all share options including share options granted to our directors, employees and consultants using a fair-value based method and recognize expenses in our statement of operations in accordance with the relevant rules under U.S. GAAP, which may have a material and adverse effect on our reported earnings.

Item 2.   Properties.

PROPERTIES

Our manufacturing facility is located in a 36,000 sq. ft building located at 15 Sandersdale Road, Southbridge, Massachusetts, 01550. Currently, we lease approximately 7,000 square feet of which we currently occupy approximately 4,000 sq. ft. pursuant to a month-to-month lease, dated February 2008. In addition, we have a right of first refusal to lease or purchase the entire building. We plan to purchase the building in order to expand our operations. We believe that the U.S. facility should be able to accommodate about 40 systems, which over the next several years should be able to generate about 600 tons of silicon or enough silicon under current standards to yield about 50 MW annually and/or should be able to accommodate a small alternative system with respect to manufacturing product to fill the $300 million purchase order contemplated by the memorandum. The U.S. facility can accommodate the Alternative System. While the company plans to operate an offshore facility and has identified a location, as of December 31, 2009, there were no executed contracts with respect to such property.

We maintain our corporate offices at 199 Main Street, Suite 706, White Plains, NY 10601. Currently, Mr. Phillips, our Chief Financial Officer, occupies this space on a month to month basis at a current rental of $950/month. Since inception, our usage of this space has increased from about 50% to 95%. We reimburse Mr. Phillips for our allocable share of lease costs, which is currently at $900 per month.

We currently carry commercial general liability protection with a reputable carrier against claims relating to personal injury, property or environmental damage arising from accidents on our properties or relating to our operations. The coverage limits follow: general total limit $2,000,000; products and completed work limit $2,000,000, personal injury (each person) $1,000,000; advertising injury (each person) $1,000,000, and each event: premises damage $500,000 and medical expenses $10,000. To the extent we can do so on commercially reasonable terms, we intend to increase coverage as needed.

Item 3.  Legal Proceedings.

LITIGATION

POVD Patent Litigation

On February 17, 2006, we filed a declaratory-judgment action against j-fiber GmbH (“J-Fiber”) in the United States District Court for the District of Massachusetts. The action was captioned Silica Tech, L.L.C. v. J-Fiber, GmbH, 06-CV-10293 (D. Mass.). The action was assigned to Judge Reginald C. Lindsay.

The action seeks to establish that we own free and clear of any claims of J-Fiber, all right, title and interest in and to patents and patent applications (together, the “Patent Assets”) of FiberCore, Inc. (“FiberCore”). We acquired the Patent Assets in FiberCore’s bankruptcy proceedings. J-Fiber is the successor-in-interest of FiberCore’s former subsidiary, FiberCore Jena AG (“FC Jena”).

The Patent Assets include those described and claimed in the following U.S. patents and related patent applications — along with their respective foreign counterpart patents and patent applications:

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

See “Background and Intellectual property” for a more detailed description of our intellectual property, including our filed patent applications.

Our acquisition of the Patent Assets from FiberCore was approved by a February 3, 2006 order of the United States Bankruptcy Court for the District of Massachusetts, In re- FiberCore, Inc., No. 03-46551 (the “Bankruptcy Court Order”). The Bankruptcy Court Order permitted the sale subject to certain “Surviving Claims” retained by J-Fiber. According to the Bankruptcy Court Order, the Surviving Claims were limited to in rem claims against the Patent Assets and “shall not in any manner constitute claims against [us]” (emphasis added).

In addition to acquiring the Patent Assets directly, we believe that pursuant to the Bankruptcy Court Order, we retain a $7,500,000 secured claim to the Patent Assets as against J-Fiber, based on our prior purchase of a collateral interest in the Patent Assets from Tyco and its affiliates. Accordingly, even if the court finds that J-Fiber owns the Patent Assets, we could move to foreclose on the Patent Assets to the extent they are valued up to $7,500,000.

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

 On August 24, 2009, J-Fiber filed the first in a series of procedural motions aimed at reviving a related, dormant adversary proceeding in the In re FiberCore, Inc. bankruptcy case — J-Fiber GmbH v. Steven Weiss, Trustee of FiberCore, Inc., Adv. Pro. No. 04-4531 (the “Adversary Proceeding”).  J-Fiber filed the motions in the United States District Court for the District of Massachusetts and the court assigned Judge Richard G. Stearns, and case number 09-CV-40145 under the caption In re FiberCore, Inc., to the new case.  Judge Stearns ultimately granted J-Fiber’s motions.

In October 2009, the court reassigned both the main action (06-CV-10293) and the Adversary Proceeding action (09-CV-40145) to Judge Rya W. Zobel.

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

The court also invited the parties to consider mediation before one of the magistrate judges in the District of Massachusetts.  On April 6, 2010, the parties notified the court of their interest in mediation, and we are now working with J-Fiber and the court to schedule mediation.

These actions are at an early stage, as discovery has not been completed and depositions have not been taken, and we cannot predict their outcome. We intend to vigorously prosecute our case against J-Fiber and defend against J- Fiber’s counterclaims. Furthermore, the Patent Assets are related to optical fiber.  Accordingly, even if we are not declared the owner of the Patent Assets we will not only retain a $7,500,000 secured claim to the Patent Assets but also be able to continue pursuing our solar-related business — the primary business contemplated by our business plan — since none of our proprietary technology used in manufacturing solar grade silicon relies on the Patent Assets that are the subject of the litigation.

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

On September 24, 2009, the court, on its own initiative, denied J-Fiber’s motion to dismiss without prejudice because J-Fiber did not follow Judge Seibel’s individual practices, which require a pre-motion conference before a party can file a motion.  The court held a pre-motion conference on January 22, 2010, at which it granted J-Fiber permission to file a motion to dismiss along with a supplemental brief.  On February 22, 2010, J-Fiber served its renewed motion to dismiss and supplemental brief, focusing on its argument that it is not subject to personal jurisdiction in the case.  On March 22, 2010, we opposed J-Fiber’s motion.  J-Fiber’s reply brief is due April 20, 2010.

This action is at an early stage and we cannot predict its outcome. We intend to vigorously prosecute our case against J-Fiber.

Litigation Against Our Executive Officers

In or about March 2004, FC Jena filed for receivership in Germany. Approximately two months later, J-Fiber, which is controlled and managed by parties who were employed by and associated with FC Jena, GmbH (“J-Fiber”) acquired the assets of FC Jena.

In December 2005, J-Fiber filed an action in Gera, Germany, reference number 1HKO 296/05 against Mr. Aslami and Mr. DeLuca with respect to a multi-party transaction among a subsidiary of Tyco International, Ltd, FiberCore, FC Jena, and Xtal Fibras Opticas S.A. Brazil, a company 90% owned by FiberCore. As part of the transaction, Tyco loaned $1,500,000 to a wholly-owned subsidiary of FiberCore collateralized by a secured lien on $3,000,000 of newly purchased specialized equipment used in the making of preforms, the raw material for making optical fiber. Title to the equipment was transferred to the subsidiary from Xtal in consideration of Xtal being discharged from certain obligations both to FiberCore as well as to FC Jena. FC Jena received a 16% interest in the subsidiary as well as other consideration.

J-Fiber claims that defendants Aslami and DeLuca, who served as members of FCJ’s supervisory and executive boards, respectively, breached their fiduciary duties to FC Jena in the transaction in that the equipment had no value and, accordingly, the 16% interest that FC Jena received did not have any value; FiberCore held the remaining 84%.

Defendants Aslami and DeLuca filed a brief challenging the claim and submitted supporting documentation as to the then $3,000,000 valuation, a Bill of Sale, as well as FC Jena’s valid approval for the transaction.

In December 2006, J-Fiber filed a second suit in Gera, Germany, reference number 1HKO-242/06, claiming that in 2001, Messrs. Aslami, DeLuca and Phillips, through the use of service, sales and other agreements, improperly transferred funds from FCJ to FiberCore for services. J-Fiber claims that there were no services rendered to FC Jena.

Defendants Aslami, DeLuca, and Phillips filed several briefs challenging the claim and submitted supporting documentation, including a Management Report from FC Jena’s auditors Deloitte & Touche, confirming FiberCore’s rendering of the services in question.

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

At the hearing, J-Fiber served upon Messrs. Aslami, DeLuca, and Phillips an amended complaint in case 1HKO-250/06 that extended J-Fiber’s claims to cover the years 2002 and 2003, in addition to 2001.

In April 2007, a new judge was assigned and called for a second hearing for both cases to be held in Germany on September 7, 2008.

At the September 7 hearing, the judge stated for the 296/05 case that he was going to solicit an independent equipment valuation in order to determine the value of the specialized equipment at the time of the transaction. In the 295/06 case, the court indicated its inclination to dismiss the case, but agreed to allow J-Fiber to introduce an additional witness, the Deloitte & Touche audit partner, at a future hearing.

In late August 2009, the defendants’ German counsel was advised that the Gera Court was being restructured and that a new judge was recently assigned to the case. The new judge apologized for the courts delays and expressed the court’s commitment to review the cases as soon as possible.

On January 30, 2010, the judge issued a decision, based on reviewing the files with respect to the first case, to dismiss the claims brought by J-Fiber. However, as the judge did not hold a formal hearing, both parties need to agree with the judge’s decision. Defendant’s agreed but J-Fiber did not. Accordingly, on April 8, 2010 a hearing was held with respect to first case; the judge indicated that it was not necessary for Defendants to attend. The judge declared that a final judgment will be made in six weeks, and that she intends to dismiss the claims raised by J-Fiber. Within the six week period both parties are allowed to comment on the legal issues.

As for the second case, the judge declared that a decision will come before the end of summer.

To date, the executives have only sought and received from us reimbursement for their trips to Germany for the two hearings. The executives and their German law counsel intend to vigorously defend against the claims against them and believe that the claims are without merit.

We believe that the lawsuits were brought against the executives on account of their current executive positions with us and as leverage against us in our POVD patent litigation and other pending actions against J-Fiber, as confirmed by the testimony of J-Fiber’s own counsel during the first hearing. Accordingly, the executives would be entitled to indemnification from us with respect to legal fees and liability, if any, arising from the German lawsuits pursuant to the provisions in our certificate of incorporation and bylaws governing indemnification as the suit was specifically brought against our executive officers “by reason of the fact” that they are the Company’s executive officers. The Company’s by-laws provide in Article VIII that the Company will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that he is or was a director or officer of the Company, or is or was a director or officer of the Company serving at the request of the Corporation as a director or officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding unless such liability.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and to expand our business.

Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial conditions, contractual restrictions and other factors that the board of directors may deem relevant. We cannot assure you that we will ever pay dividends.

Listing of Our Common Stock

We have been working with a market maker who will file a Form 211 with the Financial Investment National Regulations Authority (“FINRA”). A market maker that files a Form 211 with respect to a company indicates that it desires to trade, quote, and “make a market” in the company’s securities. The SEC declared our registration statement effective on November 12, 2009, though we have delayed the filing of Form 211 until our financing is complete.

Upon completion of the financing required to expand capacity we intend to resume our filing with FINRA, which will include   our engaging a transfer agent. We have already identified several transfer agents.

Authorized Shares

We have 100 million authorized shares of common and 10 million shares of Series A Preferred Stock of which we have issued 12, 915,735 and 666,666, respectively, as of December 31, 2009.

       Rules Governing Low-Priced Stocks

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5.0 million ($2.0 million if the company has been operating for three or more years) and are not quoted on NASDAQ or on an exchange. These rules require, among other things, that brokers who trade a penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain risk disclosure information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Remaining subject to the penny stock rules for any significant period could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Item 6.   Selected Financial Information.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K,and therefore are not required to provide the information requested by this Item 6.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Disclosure Regarding Forward-Looking Statements” or in other parts of this report. We undertake no obligation to update any information in our forward-looking statements except as required by law.

Overview

We are a technology company positioned to commercialize our proprietary intellectual property to manufacture high purity silicon used in the production of silicon wafers and solar cells. We believe that our unique and versatile approach will enable us to effectively compete in the rapidly growing solar energy market. As we are in the initial phase of implementing our business plan, we are a developmental stage company and have no revenues to date. Our internet website, currently under construction, will be located at www.ussolartech.com.

We were formed as Silica Tech, LLC, a limited liability company, in Connecticut on September 9, 2004. Since our formation, we have developed our own proprietary plasma-based technology for use in the solar energy industry. We also purchased certain assets, including patented intellectual property, associated with the manufacture of optical fiber from FiberCore, Inc. a Chapter 7 debtor, pursuant to an Asset Purchase and Settlement Agreement approved by the United States Bankruptcy Court, District of Massachusetts (Western Division) on February 3, 2006. Silica Tech, LLC was converted into US SolarTech, Inc., a Delaware corporation, effective January 1, 2009. During calendar 2006 and 2007 we filed four patent applications, three of which related to our solar technology and the fourth of which was related to optical fiber, and continued to raise capital to fund our activities. In April 2008, we filed our fifth application which is the fourth application related to solar technology.

Our executive management’s expertise is well-founded in their proficiency in plasma technology, which gave rise to the issuance of four optical fiber patents that use plasma processes to FiberCore while FiberCore was under their management. We purchased these four optical fiber patents from FiberCore, which manufactured the optical fiber preform from which optical fiber is drawn. Our executive management was directly involved in the inventing, developing and managing of this technology.

The primary cost associated with our intellectual property relates to the filing of patent applications rather than to technology research. Patent filing costs for the fiscal years 2009, 2008 and 2007 amounted to approximately $197,000, $143,000, and $100,000, respectively.

In late 2007 we began ordering equipment for our pilot facility in order to develop a silicon prototype sample and in October 2008, we began testing the system and making modifications. By late February 2009, we produced our first prototype sample and by late June 2009, we produced high purity solar grade silicon and recently we produced high purity solar grade silicon using a modified Alternative System

In December 2009, we executed a Memorandum of Understanding, which contemplated a $300 million, six year purchase order to provide SGS with a purity level of 6N or better that will only become a binding agreement once we produce a sample in size and quality that meets the prospective customer’s specifications.  While we can make this product at our present facility, using our existing system, it would not be economical to do so. Accordingly, we have been planning to use an alternative manufacturing system based on a lower alternative process (the “Alternative System”) to make this product offshore as well as possibly at our US facility if the Alternative System provides the additional efficiencies we expect.. To date, we formed a wholly owned subsidiary in Thailand, STS SolarTech, Co. Ltd. and on November 10th funded the subsidiary with $86,000. Most of these funds were used for the purchase of initial equipment designs for a large scale Alternative System. An additional $75,000 will be paid toward the initial equipment design upon the completion of funding. In addition to producing the SGS, the offshore operation will also produce STC for use by the offshore operation and our US facility, that is, a fully integrated system will be built. We anticipate that our ability to manufacture our own STC instead of purchasing it will further reduce our costs. Approximately $18 million is required to build the fully integrated system in order to satisfy the first year’s delivery requirements. To meet delivery requirements for years 2 and 3, an estimated $12 million and $20 million, respectively, in equipment and related costs are needed.

It is expected that a portion of the funds needed in year 3 will be internally generated. We have identified several potential funding sources that have showed considerable interest, but have not yet secured definitive financing. An operational team, comprised of about six seasoned engineers that have worked with the Alternative System is already in place. It will take an estimated nine months from funding to build the facility and another three months to debug and optimize the operating conditions before shipping commences. In addition, depending upon funding, we may build a smaller non-fully integrated Alternative System at our US facility. Accordingly, set up time will be well within one year; however, STC will need to be purchased in the open market, at least until the fully integrated offshore facility is operational.

 In the meantime, for reasons of speed and cost, we have modified our pilot plasma system in order to serve as an interim system for making the samples of SGS needed for customer approval with respect to the prospective $300 million purchase order.  Testing, which began in mid March of 2010, has proven our ability to produce SGS with a purity level of 6N.  We believe that our next system modification to the interim system will enable us to produce larger sample volumes with possibly an even higher purity level. This modification is scheduled to be completed over the next several weeks with sample runs beginning thereafter. Over time we can employ our plasma technology in order to further purify the SGS produced using the Alternative System, which is expected to result in a patentable process.

Our samples were tested by an independent laboratory which is not affiliated with us or our management. We expect to begin shipping samples to potential customers for their own testing by the middle of the second quarter of 2010. However, in order to ship meaningful quantities of products to customers, we must obtain additional funding to increase capacity. As we continue to expand, we also expect to improve the quality of our silicon and to recruit additional full-time personnel, including process and chemical engineers, operating technicians, and administrative staff.

Research and development.   We have made and expect to continue to make investments in research and development activities in order to further develop and market our solar technology. Research and development costs consist primarily of direct expenses for employees and outside consultants related to research and development activities. We expense research and development costs as incurred except for property, plant and equipment related to research and development activity that have an alternative future use. Property, plant and equipment for research and development activity that have an alternative future use are capitalized and the related depreciation is expensed as research and development costs.

Comparison of the Year Ended December 31, 2009 and 2008

Research and development. Expenses increased $640,000 for the year ended December 31, 2009 compared to 2008. The increases from 2008 reflect additional costs incurred in connection with product development. The $640,000 increase includes employee related expenses of $329,000 related to increasing staff including $12,000 in non-cash compensation, materials and supplies of $82,000, consulting expenses of $182,000, depreciation of $43,000 and miscellaneous expenses of $5,000.

General and administrative.   General and administrative expenses, which consist primarily of general and administrative salaries, office expense, professional services, and other corporate overhead costs, increased by $480,000 for year ended December 31, 2009 compared to 2008. Of the $480,000, approximately $330,000 was attributable to increases in personnel costs, which includes $107,000 in non-cash compensation, audit fees of $31,000, legal fees of $28,000, amortization of intangibles of $25,000, rent of $11,000, travel of $58,000 and $113,000 of miscellaneous costs, offset by a reclassification (reduction) of $116,000 in consulting expenses to Research and Development. Future administrative expenses will also increase upon being subject to reporting and compliance obligations applicable to publicly-held companies.

We expect to continue to experience increases in general and administrative expenses with respect to business growth. Future administrative expenses will also increase upon being subject to reporting and compliance obligations applicable to publicly-held companies. This section needs to be reworked.

Other income(expense).   Other income (expense) includes $9,000 in interest income and $179,000 in interest expense for 2009 compared to $14,000 and $4,000, respectively, for 2008. Of the $179,000 in interest expense for 2009, $159,000 and $20,000 represent non-cash interest expense in connection with the accretion of a beneficial conversion feature and the fair value of warrants associated with the mandatorily redeemable preferred stock and the subordinated convertible notes, respectively.

Comparison of the Year Ended December 31, 2009 and 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents received as a result of our capital raising activities. Cash requirements through December 31, 2009 were primarily for funding of research and development activities, general and administrative costs and capital expenditures. However, to commercialize the product additional capital is required through the sale of equity and debt securities and through collaborative arrangements with partners. Our continued existence depends on the successful development of our product technology and our ability to successfully commercialize this technology.

Since inception in September 2004 through December 31, 2009, we have financed our operations through private sales of our equity, totaling net proceeds of $4,603,000; As of December 31, 2009, we had $118,000 in cash and cash equivalents.

Cash Flows from Operating Activities.   Net cash and cash equivalents used in operating activities for the year ended December 31, 2009 was $1,588,000 compared to $668,000 for same period in 2008. The $920,000 increase in cash usage was primarily the result of higher levels of expenditures in personnel and R&D materials and supplies in order to further product development.

The increase in the net loss for the twelve months ended December 31, 2009 of $1,300,000, which included $159,000 in non-cash interest expense, $130,000 in amortization and depreciation and $119,000 in stock based compensation was primarily offset by an increase in payables and accrued liabilities of $326,000. Also, in January 2009, pursuant to the terms of the officers’ employment agreements, $943,000 in amounts owed to the executives were reclassified from a current liability into a non-current liability.

Cash Flows from Investing Activities.   Cash and cash equivalents used in investing activities for the year ended December 31, 2009 was $537,000 compared to $315,000 for the same period in 2008 for an increase of $222,000. The $537,000 in 2009 for capital expenditures was broken down as follows: $213,000 was attributable to the purchase of additional equipment, $98,000 for deposits on long-term assets, $25,000 for office and computer equipment and $3,000 in leasehold expenditures; intellectual property increased by $197,000. We anticipate that our capital expenditures for fiscal 2010 will continue as we begin to ramp up our business. Planned capital expenditures for fiscal 2010 will require additional funding.

Through December 31, 2009, we have spent approximately $611,000 on equipment assets, $25,000 on office equipment, and $88,000 on leasehold improvements for a total of $724,000 of property and equipment, $1,246,000 for intellectual property costs, and $98,000 in deposits for long-term assets.

Cash Flows from Financing Activities. Net cash and cash equivalents provided by financing activities for the year ended December 31, 2009 was $525,000 compared to $2,398,000 in 2008. The $1,873,000 decrease is attributable to $525,000 increase in proceeds received from the issuance of subordinated convertible notes in 2009 compared to $2,438,000 in proceeds from the sale of membership interests in 2008.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

We believe that we do not have any material exposure to financial market risk and we do not presently enter into foreign currency or interest rate transactions.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

US Solartech, Inc.

We have audited the accompanying consolidated balance sheets of US Solartech, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Solartech, Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stowe & Degon LLC

Westborough, Massachusetts
April 15, 2010

US SolarTech, Inc. (Formerly Silica Tech, LLC)
(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash and equivalents	$117,760	$1,717,265
Prepaid expenses and other current assets	2,748	-
Total current assets	120,528	1,717,265
FIXED ASSETS, net	653,020	468,964
OTHER ASSETS
Intellectual property, net	1,044,232	919,543
Deposits on long term assets and other assets	113,235	15,000

TOTAL ASSETS	$1,930,995	$3,120,772

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$733,872	$344,974
Due to officers	-	1,192,655
Accrued compensation to officers	250,000	-
Total current liabilities	983,872	1,537,629
Convertible subordinated notes, net of unamortized discount	343,483	-
Due to officers, non-current	1,045,900	-
Redeemable preferred stock, $.0001 par value, 10,000,000 shares authorized; 666,666 shares issued and outstanding, net of unamortized discount (liquidation preference of $1,062,500 at December 31, 2009)	919,919	-

TOTAL LIABILITIES	3,293,174	1,537,629

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIENCY)
Members’ Capital	-	4,155,500
Common stock, $.0001 par value,100,000,000 shares authorized; 12,915,735 issued and outstanding at December 31, 2009	1,292	-
Additional paid-in capital	3,631,345	-
Deficit accumulated during the development stage	(4,994,816)	(2,572,357)
Total stockholders’/members’ equity (deficiency)	(1,362,179)	1,583,143

TOTAL LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY(DEFICIENCY)	$1,930,995	$3,120,772

The accompanying notes are an integral part of these consolidated financial statements.

US SolarTech, Inc. (Formerly Silica Tech, LLC)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative Since Inception to December 31,
	Years Ended December 31,
	2009	2008	2009
REVENUES:	$-	$-	$-
COSTS AND EXPENSES:
Research and development	873,241	233,167	1,154,433
General and administrative	1,378,976	899,095	3,963,449
Total costs and expenses	2,252,217	1,132,262	5,117,882
OTHER INCOME (EXPENSE):
Interest income	9,010	13,776	$30,198
Interest expense	179,252	(4,168)	(194,920)
Gain on sale of investment on MEFC	-	-	287,788
Total other income (expense)	(170,242)	9,608	123,066
NET LOSS	(2,422,459)	(1,122,654)	(4,994,816)
Preferred stock dividends	(62,500)		(62,500)
Net loss attributable to common stockholders	$(2,484,959)	$(1,122,654)	$(5,057,316)
Basic and diluted net loss attributable to common stockholders per share	$($.19)	$-	$-
Shares used in computing basic and diluted net loss attributable to common stockholders per share	12,751,697
Pro forma earnings (loss) per share disclosures		-	-
as if the company had been a corporation since
inception:
Basic and diluted net loss attributable to common stockholders per share		$(0.9)	$(0.43)
Shares used in computing basic and diluted net loss attributable to common stockholders per share		11,886,849	11,682,010

The accompanying notes are an integral part of these consolidated financial statements.

US SolarTech, Inc. (Formerly Silica Tech, LLC)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,			Cumulative Since Inception to December 31, 2009
	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(2,422,459)	$(1,122,654)	$(4,994,816)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization		129,840	61,973	273,406
Gain on sale of investment in MEFC		-	-	(287,788)
Accrued interest included in note payable to managing directors Non-cash interest expense		159,400	(4,000) -	159,398
Issuance of members’ equity in exchange for services			60,000	70,000
Stock based compensation		118,639	-	118,641
Increase (decrease) in cash from:

Prepaid expenses and other current assets		(2,748)	-	(27,748)
Accounts payable and accrued expenses		326,398	1,713	678,872
Accrued officers' compensation		250,000	-	250,000
Amounts payable to managing directors		(146,755)	334,769	(146,755)
Notes payable to officers		-	-	1,097,655
Cash used for operating activities		(1,587,685)	(668,199)	(2,809,135)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets		(241,200)	(406,099)	(724,449)
Intellectual property		(197,385)	(143,930)	(576,209)
Deposits on long term assets		(98,235)	235,500	(98,235)
Proceeds from sale of investment in MEFC		-	-	297,788
Loan receivable		-	-	(575,000)
Cash used for investing activities		(536,820)	(314,529)	(1,676,105)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated convertible notes		525,000	-	525,000
Repayment of notes payable to officers		-	(40,000)	-
Proceeds from issuance of membership interests		-	2,438,000	4,078,000

Cash provided by financing activities		525,000	2,398,000	4,603,000
(DECREASE) INCREASE IN CASH AND EQUIVALENTS		(1,599,505)	1,415,272	117,760
CASH AND EQUIVALENTS, BEGINNING OF PERIOD		1,717,265	301,993
CASH AND EQUIVALENTS, END OF PERIOD		$117,760	$1,717,265	$117,760
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest		$-	$8,168	$8,168

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loan receivable exchanged for intellectual Property		$-	$-	$670,000
Liability to managing directors assumed in purchase of loan receivable		$-	$-	$95,000
Membership interest issued in exchange for accrued interest		$-	$-	$7,500
Property deposits included in payable and accrued liabilities	$		$(214,325)	$-
Accrued preferred stock dividends		$62,500	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

US SolarTech, Inc. (Formerly Silica Tech, LLC)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIENCY
Years Ended December 31, 2009 and 2008 and

Cumulative Since Inception (September 9, 2004) to December 31, 2009

	Redeemable Preferred Stock					Common Stock		Additional	Deficit Accumulated During Development Stage	Total Stockholders Deficiency
	Shares	Amount			Members’ Capital	Shares	Amount	Paid-in Capital	Amount	Amount
INCEPTION SEPTEMBER 9, 2004
Issuances of membership interest – (August/September 2005		$			$1,090,000		$-	$-	$-	$1,090,000
Issuances of membership interests for services					10,000					10,000

Net Loss									(282,060)	(282,060)

Balance, December 31, 2005					1,100,000				(282,060)	817,940

Net Loss									(758,392)	(758,392)

Balance, December 31, 2006					1,100,000				(1,040,452)	59,548

Issuances of membership interests					557,500					557,500

Net Loss									(409,251)	(409,251)

Balance, December 31, 2007					1,657,500				(1,449,703)	207,797

Issuances of membership interests					2,438,000					2,438,000
Issuances of membership interests for services					60,000					60,000

Net Loss									(1,122,654)	(1,122,654)

BALANCE DECEMBER 31, 2008					4,155,500				(2,572,357)	1,583,143

Issuance of common and preferred shares in connection with conversion from Limited Liability Company to a Corporation	666,666		1,000,000		(4,155,600)	12,666,666	1,267	-	3,154,233	(1,000,000)
Beneficial conversion feature of redeemable preferred stock			(112,458)					112,458	-	112,458
Fair value of warrants issued with redeemable preferred stock			(101,090)					101,090	-	101,090
Amortization of beneficial conversion feature and warrants			133,467
Beneficial conversion feature of Series A convertible notes								93,576	-	93,576
Par Value of warrants issued with Series A convertible notes								113,872		113,872
Stock-based compensation in connection with stock options								85,641		85,641
Issuance of common stock for services performed						16,500	2	32,998		33,000
Dividends on preferred stock								(62,500)		(62,500)
Common shares issued to settle right to cash payments totaling $418,625						232,569	23	(23)

Net loss									(2,422,459)	(2,422,459)

BALANCE, DECEMBER 31, 2009	666,666		$919,919	$		12,915,735	$1,292	$3,631,345	$(4,994,816)	$(1,362,179)

The accompanying notes are an integral part of these consolidated financial statements.

US SOLARTECH, INC (formerly SilicaTech, LLC)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Organization and Going Concern

US SolarTech, Inc. (the “Company”), formed in September 2004, seeks to commercialize its Plasma Outside/Inside technology and processes for the making of silicon used in the production of solar cells and other products for the rapidly growing solar energy industry.  The Company has not recognized any revenues to date; accordingly, it is classified as a development stage company.  See Note 5 for a description of the Company’s conversion to a corporation and related name change from Silica Tech LLC, effective January 1, 2009.

The Company is subject to a number of risks similar to those of other development stage companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products and the need to obtain additional financing necessary to fund future operations. Such risks are defined more fully elsewhere in this form 10-K.

These financial statements have been prepared on the basis that the Company will continue as a going concern. In December, the Company signed a $300 million, 6 year memorandum of understanding (“MOU”) for solar grade silicon (“SGS”). The MOU will be converted to a purchase order upon customer acceptance of the sample. Therefore, during the past 3 months, the Company has been devoting substantially all of its efforts toward completing the samples for this order. To do so, the Company modified its plasma system. Testing, which began in mid March of 2010, has proven our ability to produce SGS with a purity level of 6N using the modified system. We believe we can increase the purity level with our next system modification that will also enable us to produce larger sample volumes. This modification is scheduled to be completed in the second quarter of 2010, with sample runs. However, using even a modified plasma system to produce product for the MOU is not the ideal set-up that should be used in order to maximize the benefits available by using a non-modified Alternative System. Over time we expect to employ our plasma technology in order to further purify the SGS, which is expected to result in a patentable process. The Company expects to complete its product testing during the second quarter of 2010. Final product testing costs together with general and administrative costs will result in continuing operating losses for the near term.

Independent laboratories and potential customers are involved in testing and we expect to begin sending material to potential customers for testing also during the first quarter of 2010. As we approach product acceptance, we will begin recruiting additional full-time personnel, including process and chemical engineers, operating technicians, and administrative staff.

The Company believes that its current resources together with its access to additional funds may not sufficient to satisfy its operating costs through December 31, 2010. Access to additional funds is uncertain at this time.  The Company will need to obtain additional funding in order to commercialize both its solar grade and higher purity silicon products. To continue as a going concern, additional capital is required, whether through the sale of equity and debt securities or through collaborative arrangements with partners.  If the Company is unable to obtain capital through these sources, it may have to seek other sources of capital or re-evaluate its operating plans.  Specifically, the Company is in discussions with several entities, domestic and offshore that have expressed a strong interest in funding the Company’s operating plan either through (secured or subordinated ) debt and/or equity financing. The Company believes that the arrival of an agreement by the end of the second quarter of 2010 is possible. To ensure the Company’s ability to satisfy its cash needs, the Company has, among other actions, reduced its cash operating budget, offered excess equipment for sale, and extended its September 30th note offering, albeit on more favorable terms.  See Subsequent Events, Footnote 12 - Sale of Series A Senior Convertible Note and Equity Sales

2. Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the financial statements.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financials include the accounts of the Company and its wholly owned subsidiary, STC SolarTech Co. Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents — The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents.

Fixed Assets — Property and equipment are stated at cost. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets, which range from seven to ten years. Leasehold improvements are depreciated over the lesser of the estimated useful lives of the assets or the remaining lease term. Depreciation starts when the asset is placed into service.

Intangible Assets — Intangible assets subject to amortization primarily include the optical fiber related patents acquired from FiberCore (which may be licensed if not used for manufacturing) and solar related patents pending for the making of silicon and thin-film for solar cells. Patent costs were $1,246,209 and $1,048,824 at December 31, 2009 and 2008, respectively. These costs are presented net of accumulated amortization of $201,977 and $129,281 at December 31, 2009 and 2008, respectively. The Company amortizes patented technology over its estimated remaining useful life, which is estimated at 13 years. The Company recorded amortization expense of and $72,696 and $47,688 related to intangible assets with finite lives during 2009 and 2008, respectively. In each of the next five years amortization expense is projected to remain consistent with that reported in 2009. In April 2008, the Company filed its second thin-film patent application that relates to the use of plasma inside vapor deposition apparatus and method for making a multi-junction silicon-based integrated solar cell/module and in February 2010, filed a fifth solar patent. See Note 12 Subsequent Events.

Impairment of Long-Lived Assets  — Long-lived assets are evaluated for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. The Company also evaluates the capitalized costs for patents and patent applications filed but not issued for possible impairments. No such impairment losses have been identified to date. The evaluation of capitalized costs for patents and patent applications is based on a subjective cash flow forecast which is subject to change. The cash flow forecast will be assessed each time there are fundamental changes in the underlying potential use of the patents or patent applications in terms of performance, customer acceptance or other factors that may affect such cash flow forecasts.

Stock-based Compensation — The Company accounts for employee stock-based compensation in accordance with the guidance of  ASC  718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company accounts for non-employee stock-based compensation in accordance with the guidance of  ASC  505, Equity which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

Revenue Recognition — Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is reasonable assurance of collection.

Research and Development  — Research and development costs are expensed as incurred except for property, plant and equipment related to research and development activity that have an alternative future use. Property, plant and equipment for research and development activity that have an alternative future use are capitalized and the related depreciation is expensed as research and development costs.

Income Taxes — The Company accounts for its income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement and tax basis of assets and liabilities and net operating loss and credit carry-forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.

Comprehensive Income (Loss) — The Company had no components of comprehensive income other than a net loss in all of the periods presented.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

Concentration of Credit Risk — Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions, which may exceed federally insured limits. The Company’s excess cash is invested in a money market account.

Summary of New Accounting Pronouncements

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855")  includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

3. Tyco Agreement and Asset Purchase and Settlement Agreement

Between September 2004 and June 2005, the Company negotiated with Tyco International Ltd. (“Tyco”) in order to acquire Tyco’s loan and equity in FiberCore, Inc. In late August 2005, the Company raised approximately $1,100,000 from accredited investors and purchased from Tyco secured claims against FiberCore, Inc. of approximately $8,800,000, $1,500,000 in secured claims against FiberCore USA, Inc. and all rights, title, and interest in Tyco’s equity interests in FiberCore, Inc. (collectively the “Tyco Claims”). The Tyco Claims included security interests in intellectual property and other assets. Silica paid a total of $670,000 for the Tyco Claims.

In March 2006, the Company and FiberCore’s bankruptcy court-appointed trustee closed on an Asset Purchase and Settlement Agreement (the “Agreement”). Under the Agreement, the Company purchased substantially all of FiberCore’s assets for $1.1 million, which amount was credit bid, thereby reducing the Company’s $8,800,000 loan receivable to the lower of the deficiency claim of $7,700,000 ($8,800,000 less $1,100,000) and $7,500,000. FiberCore is currently in Chapter 7; accordingly, the Company has fully reserved for the $7,500,000 loan. As noted above, the Company had acquired the $8,800,000 loan at a cost of $670,000. The purchase price of that receivable therefore is the net cost exchanged for the acquisition of the FiberCore assets. The allocation of this net purchase price of $670,000 consists of intellectual property of $570,000, an amount due from CommScope, Inc. (“CommScope”) of $75,000, a non-trade account receivable of $14,000, a 7% equity interest in Middle East Fiber Company (MEFC) of $10,000 and various other assets for $1,000. The $75,000 due from CommScope was received by the Company shortly after the closing. The Company sold its interest in MEFC in December 2007 for net proceeds of $298,000 of which $62,000 was received in 2007 and $235,500 was received in 2008. The purchaser, Mr. Alnamlah, is the same individual who invested $2,000,000 into the Company in September 2008. See Note 5 — Stockholders’ Equity and Member Interests.

4. Fixed Assets

Fixed assets consisted of the following at December 31:

	2009	2008
Equipment	$496,409	$398,694
Construction in progress	115,100	-
Leasehold improvements	87,998	84,555
Office equipment	24,942	-
Subtotal	724,449	483,249
Less accumulated depreciation	71,429	14,285
Fixed assets, net	$653,020	$468,964

The Company began depreciating the pilot system equipment in October 2008.

5. Stockholders’ Equity and Member Interests

From inception until December 31, 2008, the Company, as a limited liability company, received a total of $4,155,500 in capital contributions, as follows:

	Amount		% of Ownership
2005	$	*1,100,000	5.50%
2006		$—	N/A
2007		$557,500	2.79%
2008	$	**2,498,000	12.55%
Total		4,155,500	20.84%

*	includes $10,000 with respect to the issuance of membership interests for services

**	includes$60,000 with respect to the issuance of membership interests for services

Preferred Securities

The Company received a $2,000,000 investment in September 2008 pursuant to a subscription agreement dated September 30, 2008. This agreement anticipated the conversion of the Company from a limited liability company to a corporation within 120 days of the investment, which conversion occurred on December 11, 2008, effective January 1, 2009. As part of the conversion, the Company changed its name to US SolarTech, Inc. and, among other terms of the subscription agreement executed between the Company and the investor, $1,000,000 was invested in common stock and the other $1,000,000 was invested in 5% convertible, redeemable Series A Preferred Stock. The preferred stock is convertible into common stock at a price of $1.50 per share entitling the holder to a total of 666,666 shares. In addition, the investor received 300,000 warrants to purchase shares of the Company’s common stock, with an exercise price of $1.50 per share and expiring September 30, 2011.

The Company has the right, but not the obligation, to redeem the Series A Preferred Stock at any time on or after March 30, 2009 through September 30, 2010 by paying to the holders of the Series A Preferred Stock the value of such stock plus a 30% annualized premium calculated in accordance with this provision or 2.5% per month. To so redeem, the Company would pay an amount equal to the sum of: (i) the aggregate conversion price of the Series A Preferred Stock being redeemed, plus (ii) a premium equal to the product of (x) the number of completed months elapsed between the Issue Date and (y) the product of the aggregate conversion price of the Series A Preferred Stock being redeemed at 2.5%.

In the event the Company so redeems, the Company is required to provide the Holders of the Series A Preferred Stock with a notice delivered at least 30 calendar days prior to the proposed redemption date (the “Redemption Notice”). Upon receipt of the Redemption Notice, Holders of the Series A Preferred Stock may, within 15 calendar days of receipt of a Redemption Notice, elect to convert their Shares of Series A Preferred Stock into Common Stock.

Notwithstanding the Company’s right to redeem the Series A Preferred Stock, the Company shall be obligated to redeem at the end of the two year redemption period the then amount of outstanding Series A Preferred Stock.

In the event that the equity of the Company is publicly traded and the Company’s market capital based on a previous 30 day weighted average closing price of common stock is greater than USD $30 million, (14.3 million common shares at $2.15 each share) Series A Preferred Stock shall automatically convert into shares of common stock. “Publicly Traded” means that the securities of the Company have been registered under the Exchange Act and are validly trading on the Pink Sheets, OTC Bulletin Board, NASDAQ Capital Market, NASDAQ National Market, New York Stock Exchange, American Stock Exchange or another recognized U.S. national market.

In the event that (i) the Company is publicly traded, and (ii) the Company’s market capital based on a previous 30 day weighted average price is at least USD $20 million, the holder of the Series A Preferred Stock (the “Series A Holder”) shall have the right to convert such shares into common stock on the first business day of each calendar quarter, provided, that the aggregate conversion price of the shares of Series A Preferred Stock being converted shall equal at least $500,000, and shall be in additional increments equal to at least $200,000.

After allocating the proceeds of the preferred and common stock investment between the preferred shares and the warrants based on their relative fair values, the conversion price of the preferred shares was less than the market value of the preferred at January 1, 2009. Consequently, we determined that there was a beneficial ownership feature in the amount of $101,090. The beneficial conversion feature is being accreted into interest expense over the period from January 1, 2009 through September 30, 2010.

The holder of the Series A preferred stock shall be entitled to elect one director to the Company’s Board of Directors, provided that such right shall expire at such time when the holder’s equity interest in the Company represents less than 5% of the Company’s equity on a fully diluted basis.

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

January 1, 2009 Conversion

In connection with the Company’s plans to be publicly traded, the Company converted from a Connecticut limited liability company to a Delaware corporation and changed its name to US SolarTech, Inc. effective January 1, 2009. Pursuant to the conversion, members of Silica Tech, LLC received common stock of US SolarTech, Inc. and three year warrants in order to purchase shares of common stock of US SolarTech, Inc. Pursuant to the conversion, members of Silica Tech, LLC received a pro rata portion of 12,666,666 shares of common stock of US SolarTech, Inc.; certain members received a pro-rata portion of 385,624 warrants and the preferred shareholder received 300,000 warrants. The warrants have an exercise price of $1.50 per share, expire January 1, 2012 and, if fully exercised will generate proceeds to the Company in the amount of $1,028,436.

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

In connection with the conversion, the terms of the Operating Agreement, and the Company’s desire to file an S-1 resale registration statement, members who invested $2,137,500, excluding the $2,000,000 September 2008 investment, executed a Waiver and Consent in connection with the conversion and the filing. Pursuant to the Waiver and Consent, members received 1,425,000 shares of the Company’s common stock, and warrants to purchase a pro rata portion of 385,625 shares of the common stock, with an exercise price of $1.50 per share, and the right to receive $418,250 when certain events occur.

 In June 2009, these stockholders each agreed to convert their pro-rata interest of the $418,250 into common stock at a conversion price of $1.80 per share, instead of the right to receive $418,250. Accordingly, as of June 30, 2009, the Company issued 232,569 shares of common stock.

Also during the second quarter of 2009, the Company issued 16,500 shares for services rendered at a fair value of $33,000. Specifically, as of May 15, the Company issued 6,500 shares of common stock to a part-time employee in exchange for $13,000 in amounts owed for services rendered, and on June 30, the Company issued 10,000 shares of common stock to its outside director, following six months of services from appointment to the Board of Directors.

Pro-forma earnings (loss) per share:

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of warrants and convertible preferred stock. Since the Company has a net loss for the year ended December 31, 2009, the inclusion of convertible preferred stock and warrants in the computation would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the year ended December 31, 2009.  For the year ended December 31, 2008 and cumulative for the period from inception to December 31, 2009, pro-forma earnings/(loss) per share is presented as if the Company had been a corporation since its inception.

Preferred Dividends

The Series A Preferred Stock shall accrue dividends at a rate per share of 5% of the conversion price annually, provided that such dividends shall only become payable upon the automatic conversion, optional conversion, or optional redemption of the Series A Preferred Stock.

At December 31, 2009, preferred dividends totaling $62,500 have been accrued; no preferred dividends have been paid to date.

6.    Sale of Securities

Sale of 7.5% Convertible Subordinated Notes

On September 30, 2009, we sold $525,000 in aggregate principal amount of 7.5% convertible subordinated notes together with related warrants in a private placement to existing investors.  We are privately offering up to $2,000,000 in aggregate principal amount of notes to investors we have identified through means other than any public offering, seeking primarily investors having pre-existing relationships with us.  As of December 31, the offering remains open, after extending our prior closing date of November 15.  We are not registering the resale of the notes, or any shares of our common stock issuable upon conversion of the notes or exercise of the warrants.

Interest The notes are due on September 30, 2011 and bear interest at a rate of 7.5% per annum, provided that the interest rate on any notes which remain outstanding and are not converted into our equity by September 30, 2010 will be retroactively adjusted as of the issue date of the notes to have accrued interest at a rate equal to 15% per annum, thereby increasing the amount of interest we are obligated to repay.  Furthermore, upon conversion of the notes into shares of our common stock, for purposes of calculating the number of shares issuable upon conversion, the notes shall be deemed to retroactively have accrued interest since the issue date at a rate equal to 25% per annum.

Conversion Subject to the terms of the note, a holder may convert a note into our common stock beginning at such time at which our common stock has been publicly traded for one full calendar month, through September 30, 2010.  During such period, a holder of Notes shall, acting in its sole discretion, be entitled to convert any portion or all of the principal sum and unpaid interest accrued under a note into shares of the Company’s common stock, at a price per share of equal to the weighted average trading price of our common stock on the exchange or quotation system on which it is publicly traded over the preceding 20 trading days, provided that notwithstanding any provision in the Note, such price shall not be less than $1.50 per share.

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

Warrants Each purchaser of notes will receive a warrant to purchase the number shares of our common stock calculated as follows:

·
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

·
Where we receive the purchase price for the notes between October 1, 2009 and October 31, 2009, the number of shares issuable upon exercise shall equal 33% of the dollar amount of the principal of the note purchased.

·
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

After allocating the proceeds of the note investment between the note and the warrants issued as of September 30, 2009 based on their relative fair values, the conversion price of the note was less than the market value of the note at September 30, 2009. Consequently, we determined that there was a beneficial conversion feature in the amount of $207,448.  The beneficial conversion feature is being accreted into interest expense over the period from September 30, 2009 through September 30, 2011. For the year ended December 31, 2009, $26,000 was charged to interest expense with respect to accretion of the beneficial conversion and warrant featured.

Subordination The notes shall rank pari passu with respect to each other and are subordinated to all other indebtedness reflected on our financial statements.

Use of Proceeds We intend to use the proceeds of our sales of notes and exercise of warrants, if any, to purchase equipment in connection with our planned expansion, for research and development, working capital, and general corporate purposes.

Funding Commitment  As of September 30, 2009, we received $525,000 in proceeds from the sale of our notes, of which $250,000 was received from Mr. Alnamlah, the holder of our Series A Preferred Stock. Mr. Alnamlah has committed to purchase up to an additional $200,000 in principal amount of notes by matching amounts we receive from the sale of notes to third parties. In consideration of his matching fund commitment, upon such funding, we have agreed to provide Mr. Alnamlah with warrants to purchase shares of our common stock calculated as if his purchase of notes occurred on September 30, 2009.

7. Income Taxes

The Company’s deferred tax assets consist of the following at December 31, 2009:

Net operating loss carryforward                               $ 1,000,000
Valuation allowance                                                      (1,000,000)
Net deferred asset                                                        $          -

As of December 31, 2009 the Company had federal and state net operating net operating loss carryforwards of approximately $2,500,000 which will expire through 2029.  The amount of net operating loss carryforwards which may be utilized annually in future periods may be limited pursuant to Section 382 of the Internal Revenue Code as  result of substantial changes in the Company’s ownership that have occurred or may occur in the future.

Because of the Company’s limited operating history, continued losses and uncertainty associated with the utilization of the net operating loss carryforwards in the future, management has provided a 100% allowance against the Company’s gross deferred tax asset.  In 2009 the difference between the Company’s total statuary tax rate of approximately 40% and its effective tax rate of 0% is due  to the increase in valuation allowance.

8. Long-term Payables and Related Party Transactions

As of December 31, 2008, the Company was managed by the three managing directors of Silica Tech Holdings, LLC (“Holdings”), a company formed in September 2004. Holdings’ was the majority owner of the Company, owning approximately 79% of the Company as of December 31, 2008.

Under the terms of the Company’s operating agreement then in effect, Holdings was entitled to $300,000 in annual management fees, 10% of operating income and a 10% placement fee. However, Holdings waived its right to such placement fee. In addition, the managing directors are entitled to expense reimbursement, including reimbursement for personal health insurance premiums. Included in Due to Managing Directors on the balance sheet at December 31, 2008 are amounts due to Holdings totaling approximately $1,192,000, including management fees of $986,000, $56,000 in insurance premiums, and $150,000 in expenses.

In connection with the Company’s conversion to a Delaware corporation and its seeking to have its stock publicly traded, the Company plans to re-structure the compensation arrangement by increasing the $300,000 base fee, reducing the 10% incentive fee and issuing restricted stock to the three managing directors. Holdings has elected to waive the 10% placement fee otherwise payable to Holdings and assignable to the executive officers, and, accordingly, the $415,550 fee for the raising of $4,155,500 is not included in the Company’s financial statements at December 31, 2008.

Employment Agreement Effective January 1, 2009, the Company entered into employment agreements with Dr. Mohd Aslami, Mr. Charles DeLuca and Mr. Steven Phillips, our executive officers. The terms of the employment agreements were reviewed and approved by our non-employee director who was appointed by Mr. Alnamlah. The employment agreements provide that compensation will include for each executive officer a base salary, a cash incentive bonus based on the meeting of certain targets, and share appreciation rights. The employment agreements contain other customary provisions, including termination provisions for cause, death and disability, as well as termination by the employee for cause and change of control.

Under the employment agreements, from March 1, 2009 and thereafter, Dr. Aslami is entitled to an annual base compensation of $232,500, Mr. DeLuca to $104,500 and Mr. Phillips to $163,000 totaling $500,000 for all executive officers. Prior to March 1, 2009, Dr. Aslami’s base salary was $139,500, Mr. Phillips' was $97,800 and Mr. DeLuca’s was $62,700, totaling $300,000 for all executive officers, which compensation is consistent with the amount payable by Silica Tech, LLC, our entity as it existed prior to conversion to a Delaware corporation, to Silica Tech Holdings, LLC, for managing Silica Tech, LLC. Silica Tech Holdings, LLC would have forwarded such amount to its own managers, the same three individuals.

The cash incentive bonus available to the executive officers pursuant to the employment agreements is an amount equal to 4.75% of pre-incentive operating income. For purposes of calculating incentive bonus, “pre-incentive operating income” is determined by first calculating operating income according to generally accepted accounting principles exclusive of the incentive bonus amount.  The bonus is then determined by dividing such operating income by 95.25% (100% minus 4.75%, the incentive bonus percentage) and then subtracting operating income from the resulting quotient.  Such bonus shall be allocated 2.21% to Dr. Aslami, .99% to Mr. DeLuca and 1.55% to Mr. Phillips.

The employment agreements entitle our executive officers to receive 2,000,000 stock appreciation rights (“SAR”) allocated 46.5% to Dr. Aslami, 20.9% to Mr. DeLuca, and 32.6% to Mr. Phillips. A total of 20% of the share appreciation rights vest in the first year, 40% in the second, and 40% in the third year with threshold price of $1.50 per share and share appreciation targets of $3.00, $4.50, and $6.00 for years one, two and three, respectively, subject to the terms and conditions set forth in the employment agreements and the exhibits thereto. The three year vesting period begins on the effective date for trading approval issued by the Financials Industry Regulatory Authority. Rights may be exercised quarterly. The Company has the option to pay the awards in cash, common stock, or both. Awards shall equal difference between the aggregate fair market value of our common stock (based upon the share price as of the close of market on the exercise date with respect to which such SAR is exercised, but in no event in excess of the applicable share price performance target and the threshold price.) Under this arrangement, if the appreciation targets are satisfied and 100% of the award is paid in shares of our common stock, a total of 1,333,333 shares would be issued the executives, as allocated above.

Further, the employment agreements with our executive officers provide, in pertinent part, that in connection with the termination of employment by us without cause or by the executive officer for good reason and not during a change of control period (as defined in the employment agreements), the executive officer shall be entitled to receive a severance payment equal to his base compensation for a period of eighteen months in equal consecutive monthly installments payable over an eighteen month period (the “Severance Payment”).  In the event the termination of employment by us is without cause or by the executive officer for good reason during a change of control period, the executive officer shall be entitled to receive a Severance Payment equal to: (i) 200% of the executive officer's base compensation, if the termination occurs prior to December 31, 2009, (ii) 250% of the executive's base compensation, if the termination occurs between January 1, 2010 and December 31, 2010, or (iii) 300% of the executive officer's base compensation, if the termination occurs on any date after January 1, 2011.  We would be required to pay the Severance Payment in equal consecutive monthly installments payable over an eighteen (18) month period commencing within the month immediately following the month in which the Date of Termination occurs. In addition, any SARS held by the executive would be deemed fully vested, any stock or incentive awards would become fully vested and we would have to continue to provide health and welfare benefits during the severance period or equivalent value.

Under the employment agreements, change of control includes certain events in which a third party becomes the beneficial owner of more than 40% of our equity, certain material changes in the constitution of our board of directors, and stockholder approval of certain merger and consolidation transactions or a sale of substantially all of our assets, in each case subject to the terms and conditions set forth in the employment agreements.

The employment agreements expire on January 1, 2012. Following December 31, 2011, the employment agreement may be extended for an additional year at the sole discretion of the executive officer. Thereafter, the employment agreement may be extended for additional one year periods, subject to our approval.

Letter Agreement

In June 2009, each officer signed a consent in which the officer agreed to defer payment of his pro-rata interest in $1,045,900 until August 1, 2010, and later extended the date until August 1, 2011. The $1,045,900 represents compensation and expenses owed as of September 30, 2008. In addition the letter provides that the officer will have the right to convert all or part of his pro-rata interest at $1.50, the last sales price at September 30, 2008, at any time and that the Company will have automatic conversion rights.

Specifically, the consent letter provides that:

1. If the Company pays the executives 10% of the proceeds of a closing(s) up to a maximum of $200,000, the Company has the right to convert the amount owed as follows. The first $115,000 will be applied to expenses with the remaining $85,000 applied to compensation. The remaining $845,900 in compensation will be converted at $1.50 into 563,933 of common shares. If less than $200,000 is paid to the executives, shares will be converted pro-rata.
and/or

2. To the extent amounts owed have not been converted under (1) above, the executive has the right to convert 100% of the amount owed at anytime, in his sole discretion, subject to the Company’s automatic right to convert if and when the weighted average price of the company’s stock for thirty (30) consecutive trading days is at least $2.00. The executives plan to establish a trading program under Rule 10(b)(5) of the Securities and Exchange Act of 1934 Act to sell 15% of the converted shares at not less than $2.00/share.

9. Stock Options

In 2009, a total of 155,000 stock options were issued, the fair market value of which was estimated using the Black-Scholes valuation model with the following assumptions:

Estimated life	3 to 3.5 years
Volatility	80%
Annual dividend rate	0.0%
Risk free interest rate	1.00% to 1.11%

Options issue during 2009 consisted of:

Options to purchase 45,000 shares of common stock were granted on January 1, 2009 with an exercise price of $1.75 per share and a fair value of $0.78 per share Stock-based compensation will be recognized over the three year vesting period.

On May 15, 2009, the Company entered into a three year financial services agreement, pursuant to which the Company will issue a total of 300,000 options, subject to specific performance, during the term of the agreement. The first 100,000 were issued on June 30, 2009, pursuant to the agreement, exercisable at $2.00. Thereafter, 50,000 warrants, exercisable at $3.00, will be issued at months 18 and 24 and 50,000, exercisable at $4.00, will be issued at months 30 and 36, all subject to specific performance. The options expire three (3) years from the issuance date and fully vest upon issuance.

On June 30, 2009, the Company issued 10,000 stock options, exercisable at $2.00 per share for a period of three (3) years from the issuance date to its outside director, following six months of services from appointment to the Board of Directors. The options fully vest upon issuance.

The Company also issued 10,000 shares to the outside director with an estimated fair value of $20,000 and 6,500 shares to an employee with a fair value of $13,000.

Stock-based compensation totaled approximately $119,000 for the year ended December 31, 2009.

A summary for stock option activity is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding January 1, 2009
Options granted	155,000	$1.93	2.94 Years	$-
Outstanding December 31, 2009	155,000	$1.93	2.94 Years	$1

Exercisable December 31, 2009	115,000	$1.97	2.68 Years	$-

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

As of December 31, 2009, there was approximately $23,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  This amount is expected to be recognized over a weighted average period of 1.5 years.  The Company expects 30,000 in unvested options to vest in the future.  The weighted-average grant-date fair value of vested and unvested options outstanding at December 31, 2009 was $0.69 and $0.78, respectively.

10. Commitments

(a)       The Company has a month-to-month lease for its pilot facility, which provides for a right of first refusal to purchase the facility, and a month-to-month lease for its corporate office, which expires in October 2010. Rent expense was $58,800 and $48,000 in 2009 and 2008, respectively.

(b)       In October 2009, the Company purchased $295,000 of equipment from Tekna Equipment, payable in three equal installments of $98,235. The first $98,235, a deposit, was paid upon signing; the second payment was due upon installation and the third payment is due thirty (30) days later. The equipment was delivered in late December 2009. The $98,235 is reflected in Deposits for long term and other assets. Since the December delivery until early March, the Company has had numerous conversations with Tekna regarding system installation and about concluding a payment plan upon an agreed amount owed, which has not yet occurred. In consideration of Tekna’s agreeing to work-out a mutually acceptable payment plan, we issued 16,666 shares of our common stock on February 10, 2010, which shares have not been delivered to Tekna.

(c)       On September 24, 2009, the Company formed a wholly owned subsidiary in Thailand, STC SolarTech Co. Ltd. and on November 10th we funded the subsidiary with $86,000. Of the $86,000, $75,000 was used to pay for extensive equipment design drawings related to a fully integrated process that produces silicon tetrachloride and solar grade silicon.  The remaining $11,000 was used for organizational expenses and other related expenses. Another $75,000 will be incurred for the design drawings.

11. Litigation - Update

POVD Patent Litigation

On February 17, 2006, the Company filed a declaratory-judgment action against j-fiber GmbH (“J-Fiber”) in the United States District Court for the District of Massachusetts. The action was captioned Silica Tech, L.L.C. v. J-Fiber, GmbH, 06-CV-10293 (D. Mass.). The action was assigned to Judge Reginald C. Lindsay.

The action seeks to establish that the Company own free and clear of any claims of J-Fiber, all right, title and interest in and to patents and patent applications (together, the “Patent Assets”) of FiberCore, Inc. (“FiberCore”). The Company acquired the Patent Assets in FiberCore’s bankruptcy proceedings. J-Fiber is the successor-in-interest of FiberCore’s former subsidiary, FiberCore Jena AG (“FC Jena”).

The Patent Assets include those described and claimed in the following U.S. patents and related patent applications — along with their respective foreign counterpart patents and patent applications:

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

See “Background and Intellectual property” for a more detailed description of our intellectual property, including our filed patent applications.

Our acquisition of the Patent Assets from FiberCore was approved by a February 3, 2006 order of the United States Bankruptcy Court for the District of Massachusetts, In re- FiberCore, Inc., No. 03-46551 (the “Bankruptcy Court Order”). The Bankruptcy Court Order permitted the sale subject to certain “Surviving Claims” retained by J-Fiber. According to the Bankruptcy Court Order, the Surviving Claims were limited to in rem claims against the Patent Assets and “shall not in any manner constitute claims against [us]” (emphasis added).

In addition to acquiring the Patent Assets directly, the Company believe that pursuant to the Bankruptcy Court Order, the Company retain a $7,500,000 secured claim to the Patent Assets as against J-Fiber, based on our prior purchase of a collateral interest in the Patent Assets from Tyco and its affiliates. Accordingly, even if the court finds that J-Fiber owns the Patent Assets, the Company could move to foreclose on the Patent Assets to the extent they are valued up to $7,500,000.

On August 28, 2006, J-Fiber filed an Amended Answer, Counterclaim, and Jury Demand claiming that it is the rightful owner of the Patent Assets. J-Fiber asserted four counterclaims: (I) a conversion claim alleging that the assignments of the Patent Assets by their inventors to FiberCore (the “Assignments”) constituted conversions of FC Jena’s property; (II) a fraudulent-conveyance claim alleging that the Assignments constituted fraudulent conveyances of FC Jena property; (III) a declaratory-judgment claim seeking a judgment that J-Fiber is the sole and rightful owner of the Patent Assets; and (IV) an alternative declaratory-judgment claim requesting that if the court determines that J-Fiber does not have ownership rights to the Patent Assets, it rule that J-Fiber can use the Patent Assets without being subject to claims of infringement. Included in J-Fiber’s Prayers for Relief are requests for attorneys fees, costs, expenses, and “such other equitable or monetary relief as may be just and proper,” without specifying an amount of any alleged damages. On September 25, 2006, the Company filed its answer to J-Fiber’s Counterclaim.

Discovery commenced in the summer of 2007. Also in 2007, the parties briefed the issue of choice of law, with J-Fiber arguing that German law should govern the action, while the Company argued that Massachusetts law governs.  On November 9, 2007, the court referred the case to Magistrate Judge Marianne B. Bowler for determination of the applicable law.

On December 31, 2007, the Company filed a motion for judgment on the pleadings seeking dismissal of J-Fiber’s counterclaims pursuant to Federal Rule of Civil Procedure 12(c) (the “12(c) Motion”). The Company argued that none of the counterclaims qualifies as a “Surviving Claim” permitted by the Bankruptcy Court Order and that each counterclaim fails as a matter of law on independent grounds. At our request, the court stayed depositions pending resolution of the 12(c) Motion.

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

On July 22, 2009, the Company filed an unopposed motion to amend the caption and pleadings in the action to reflect our corporate name change from Solar Tech, L.L.C. to US SolarTech, Inc.  The court granted that motion on August 25, 2009.  Thus, the action is now captioned US SolarTech, Inc.  v. J-Fiber, GmbH, 06-CV-10293 (D. Mass.).

 On August 24, 2009, J-Fiber filed the first in a series of procedural motions aimed at reviving a related, dormant adversary proceeding in the In re FiberCore, Inc. bankruptcy case — J-Fiber GmbH v. Steven Weiss, Trustee of FiberCore, Inc., Adv. Pro. No. 04-4531 (the “Adversary Proceeding”).  J-Fiber filed the motions in the United States District Court for the District of Massachusetts and the court assigned Judge Richard G. Stearns, and case number 09-CV-40145 under the caption In re FiberCore, Inc., to the new case.  Judge Stearns ultimately granted J-Fiber’s motions.

In October 2009, the court reassigned both the main action (06-CV-10293) and the Adversary Proceeding action (09-CV-40145) to Judge Rya W. Zobel.

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

The court also invited the parties to consider mediation before one of the magistrate judges in the District of Massachusetts.  On April 6, 2010, the parties notified the court of their interest in mediation, and the Company are now working with J-Fiber and the court to schedule a mediation.

These actions are at an early stage, as discovery has not been completed and depositions have not been taken, and the Company cannot predict their outcome. The Company intend to vigorously prosecute our case against J-Fiber and defend against J- Fiber’s counterclaims. Furthermore, the Patent Assets are related to optical fiber.  Accordingly, even if the Company are not declared the owner of the Patent Assets the Company will not only retain a $7,500,000 secured claim to the Patent Assets but also be able to continue pursuing our solar-related business — the primary business contemplated by our business plan — since none of our proprietary technology used in manufacturing solar grade silicon relies on the Patent Assets that are the subject of the litigation.

Know-How Litigation

On January 20, 2009, the Company filed a complaint against J-Fiber in the United States District Court for the Southern District of New York. The action is captioned US SolarTech, Inc. v. J-fiber, GmbH, 09-CV-00527 (S.D.N.Y.). The action was assigned to Judge Cathy Seibel and Magistrate Judge Paul Davison.

Our complaint asserts claims of breach-of-contract, misappropriation of trade secrets, and unjust enrichment against J-Fiber. The Company alleges that FiberCore and FC Jena entered into a Patent and Technology Information License Agreement, dated May 22, 2003 (the “License Agreement”). In the License Agreement, FiberCore agreed to license to FC Jena its patents, patent applications, and technical information — including know-how and trade secrets relating to fiber-optic preform manufacturing. The License Agreement provides for FC Jena to pay certain research-and-development fees to FiberCore. It also contains a change-in-control provision that provides that if certain conditions are met, two million Euros would be due and payable to FiberCore.

Our complaint alleges that the Company has succeeded to FiberCore’s interest in the License Agreement pursuant to the Bankruptcy Court Order, and that J-Fiber has succeeded to FC Jena’s interest. The Company allege that J-Fiber acquired FC Jena’s assets in receivership proceedings in Germany and thereby triggered the change-in-control provision in the License Agreement and a two million Euro obligation to us. The Company alleges that J-Fiber has continuously used, in its day-to-day operations, the trade secrets and know-how that FiberCore disclosed to FC Jena and that are now intellectual property belonging to us,  but never paid any compensation to us for that intellectual property under the License Agreement or otherwise.

The Company alleges that J-Fiber’s use of our trade secrets constitutes a misappropriation of trade secrets in violation of Massachusetts law (Mass. Gen. Laws ch. 93, § 42) and that J-Fiber has been unjustly enriched by profiting from our trade secrets and know-how. Among other relief, our complaint seeks damages for J-Fiber’s breaches of the License Agreement — including the 2,000,000 Euros the Company claim are due and owing; double damages for misappropriation of trade secrets under Massachusetts law; and restitution of J-Fiber’s profits attributable to our trade secrets and know-how.

On January 28, 2009, the Company filed an amended complaint that added one paragraph to our original complaint.   On July 15, 2009, J-Fiber was served with the amended complaint pursuant to the procedures of the Hague Convention.   On September 18, 2009, J-Fiber moved to dismiss the amended complaint.  J-Fiber’s motion to dismiss argues that: (i) the court lacks personal jurisdiction over J-Fiber; (ii) the court lacks subject-matter jurisdiction over our tort claims of trade-secret misappropriation and unjust enrichment because the conduct underlying those claims occurred in Germany; and (iii) the case should be stayed or transferred because the POVD Patent Litigation in the District of Massachusetts is allegedly duplicative in that J-Fiber purportedly has asserted in that litigation claims to the intellectual property the Company purchased from FiberCore.

On September 24, 2009, the court, on its own initiative, denied J-Fiber’s motion to dismiss without prejudice because J-Fiber did not follow Judge Seibel’s individual practices, which require a pre-motion conference before a party can file a motion.  The court scheduled a pre-motion conference for January 22, 2010.

This action is at an early stage and the Company cannot predict its outcome. The Company intend to vigorously prosecute our case against J-Fiber.

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

At the September 7, 2008 hearing, the judge stated for the 296/05 case that he was going to solicit an independent equipment valuation in order to determine the value of the specialized equipment at the time of the transaction.  In the 295/06 case, the court indicated its inclination to dismiss the case, but agreed to allow J-Fiber to introduce an additional witness, the Deloitte & Touche audit partner, at a future hearing.  In December, 2009, the Defendant’s submitted summary brief’s and additional documents.  A new hearing date was not set.

Then in late August 2009, the defendants’ German counsel was advised that the Gera Court was being restructured and that a new judge was recently assigned to the case. The new judge apologized for the courts delays and expressed the court’s commitment to review the cases as soon as possible.

On January 30, 2009, the judge issued a decision, based on reviewing the files with respect to the first case, to dismiss the claims brought by J-Fiber. However, as the judge did not hold a formal hearing, both parties need to agree with the judge’s decision. Defendant’s agreed but J-Fiber did not. Accordingly, on April 8, 2010 a hearing was held with respect to first case; the judge indicated that it was not necessary for Defendants to attend. The judge declared that a final judgment will be made in six weeks, and that she intends to dismiss the claims raised by J-Fiber. Within the six week period both parties are allowed to comment on the legal issues.

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

12. Subsequent Events

On February 10, 2010, the board of directors approved the issuance of 100,000 shares of common stock as compensation to certain creditors in connection with electing to defer payments until the Company secures additional financing. Of the 100,000 shares, 86,666 issued have been issued.

On February 1, 2010, the Company filed application with respect to “Plasma Deposition Apparatus and Method for Making High Purity Silicon,” representing its fifth patent filing relating to the solar industry.

Sale of Series A Senior Notes

On March 1, 2010, the Company began offering a Series A Convertible Note due September 30, 2011 and warrants. An escrow account has been established to hold investor proceeds. When investments made directly into the Company or through the escrow account equals $100,000, then the escrow amount will be released to the Company.

Interest     Interest accrues at the rate of 20% per annum from the date hereof through September 30, 2011, provided, however, that if as of December 31, 2010, the Note is converted in whole or in part, for purposes of calculating the number of shares of the Company’s common stock, the portion of the principal sum being converted shall be deemed to have accrued interest at a rate of 35% per annum.

Conversion  Subject to the terms of the note, a holder may convert the note into our common stock at any time through December 31, 2010.  During such period, a holder of Notes shall, acting in its sole discretion, be entitled to convert any portion or all of the principal sum and unpaid interest accrued under a note into shares of the Company’s common stock, at a price per share of equal to the weighted average trading price of our common stock on the exchange or quotation system on which it is publicly traded over the preceding 20 trading days, provided that notwithstanding any provision in the Note, such price shall not be less than $1.50 per share and at not less than $.50 per share with respect to holders of the September 30, 2009 notes.

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

Priority Loan Repayment The Principal Sum and accrued and unpaid interest shall be payable in full on September 30, 2011, unless the Principal Sum and unpaid interest has been earlier converted pursuant to Section 5 below, provided further,  that notwithstanding any provision herein, any unconverted Principal Sum and unpaid interest shall become immediately payable to Holder within 10 business days following the date on which the Company receives proceeds from (i) the Company’s sale of any of the Company’s assets, whether tangible or intangible but excluding the sale of the Company’s products in the ordinary course of business; (ii) settlement of the Company’s litigation whether in whole or in part; (iii) new debt or equity financings to the extent such financings exceed, in the aggregate $3 million subject to the terms and conditions of such financing; and (iv) any combination thereof.

Use of Proceeds   Funds will be used primarily for working capital:

Warrants Each purchaser of notes will receive a warrant to purchase the number shares of our common stock. The warrants are exercisable at anytime and entitle the holder to purchase the number of shares of our common stock calculated above at $1.50 per share and at $.50 share with respect to holders of the September 30, 2009 notes. The warrants expire September 30, 2012.

 September 30, 2009 Lenders:

In connection with the terms of the September 30, 2009 loans, to the extent that Series A Senior Notes are sold, the September 30, 2009 notes will be retired, pro-rata, and reissued as Series A Senior Notes to the lenders as their interests appear, As of April 19, 2010, there were $65,000 in sales of Class A Senior Notes. Accordingly, 9.5% of the September 30, 2009 notes will be converted to a Class A Senior Note.

Also, to the extent that a September 30, 2009 lender purchases a Class A Senior Note, the loan conversion and warrant exercise price of such note and the September 30, 2009 note shall be $.50 rather than $1.50.

Sale of Common Shares

On April 5, 2010, as part of interim financing effort, we began offering shares of our common stock, $.0001 par value per share, at $.50 per share to existing shareholders and to a limited number of known accredited investors. As of April 14, 2010, the proceeds from equity sales totaled $100,000.

An escrow account had been established to hold investor proceeds. According to the terms of escrow, when investments made directly into the Company or through the escrow account equals $100,000, we may instruct the escrow agent to release escrowed funds to the Company. As of April 15, 2010, $25,000 was on deposit in the escrow account,  and upon our representation to the escrow agent that we had raised an addition $75,000, and our instruction, the escrow agent released the escrowed funds to the Company on April 19, 2010.

Item 9.     Changes in and Disagreements with Accountants and Accounting Financial Disclosure.

No events or disagreements occurred that require disclosure under Item 304 of Regulation S-K.

Item 9A.   Controls and Procedures.

Management's report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control-Integrated Framework issued by the Committee of sponsoring Organizations of the Treadway Commission. Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our internal control over financial reporting was not effective.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, have performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

Segregation of Duties: Our management has identified a control deficiency because we lack sufficient staff to segregate accounting duties. We believe the control deficiency results primarily because we have one person performing all accounting and financial reporting duties. As a result, we do not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As our business and resources grow, we will consider hiring additional personnel to perform accounting and financial reporting functions.

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

Item 9B.    Other Information.

None

PART III

Item 10.    Directors and Executive Officers and Corporate Governance.

 Directors and Executive Officers

The following table sets forth our directors and executive officers, their ages as of the date of this report and the positions held by them. The corporate address for each of our directors and executive officers is 199 Main Street, White Plains, New York 10601.

Name	Age	Position
Mohd Aslami	62	Director; President, Chief Executive Officer and Chief Technology Officer
Charles DeLuca	73	Director; Executive VP — Business Development; Secretary
Steven Phillips	64	Director; Executive VP; Chief Financial Officer and Treasurer
Vinod K. Sareen	53	Director*

*	Mr. Sareen serves as a board member representing Mr. Alnamlah. See the description of the rights of holders of preferred stock.

Dr. Mohd Aslami is our co-founder, President, and Chief Executive Officer/Chief Technology Officer and is a member of our board of directors. He is also a co-inventor of our intellectual property. Over the past 24 years, Dr. Aslami co-founded several companies in the field of fiber optics. He served as Chairman of the Board of Directors and Chief Executive Officer of FiberCore a NASDAQ-listed company, as well as the Chairman of the Supervisory Board of FiberCore’s subsidiary FC Jena. He was also a co-founder, director and executive vice president of engineering and manufacturing with SpecTran Corp., a publicly traded manufacturer of optical fiber in the U.S., which was later acquired by Lucent. Prior experience includes technical management positions at Galileo Electro Optics and Corning, Incorporated. Dr. Aslami began his career in academics, teaching at Kabul University, University of Cincinnati, and the University of Petroleum and Minerals in Dhahran, Saudi Arabia. He has published several articles and has authored, and co-authored several patents relating to fiber optic manufacturing and fiber optic related processes and products, as well the Company’s primary plasma based patents for manufacturing pure silicon, crystalline silicon ingot and thin film.

During the past five years, in addition to co-founding and developing the company, and managing his personal investments, Dr. Aslami also co-founded and served as President and CEO of Solec International, Inc. (“Solec”). Solec, incorporated in September 2005, which has since ceased operations, was actively involved in the development of a copper indium gallium diselenide or CIGS (non-silicon-based) thin-film, an integrated solar cell/module, based on the NREL (National Renewable Energy Lab) process, as well as system design and integration based on silicon based solar modules. Solec received a license from NREL. In June 2008, Dr. Aslami personally filed a patent application for a thin-film process. See “Related Party Transactions.”

Dr. Aslami holds a B.S. degree in chemical engineering from Purdue University (1968) and a Ph.D. in chemical engineering from the University of Cincinnati (1974).

Mr. Charles DeLuca is our co-founder and Executive Vice President for Business Development and Secretary is a member of our board of directors. He brings over 25 years of expertise in the fields of management and business development to US SolarTech. Since leaving FiberCore in June of 2003, he has focused on business development in the Asian markets. In his last position at FiberCore, Mr. DeLuca was secretary and the managing director of the three operations in Jena, Germany: FC Jena a fiber operation, FiberCore Machinery GmbH, a machinery building company, and FiberCore Glass GmbH, where the engineering and pre-production work for our intellectual property was undertaken. The FiberCore Glass GmbH operation produced saleable product for the medical market and part of the operation also served as the research and development facility for ongoing development of patent work related to our intellectual property. Mr. DeLuca was also a co-founder of FiberCore’s ALT subsidiary that designed, developed, and installed fiber optical network for the local area network market. He also held the position of director and executive vice president of sales and marketing for a FiberCore subsidiary.

Mr. DeLuca was also a co-founder of SpecTran Corp. and served as the secretary of SpecTran, a director and executive vice president of sales and marketing for both SpecTran and SoneTran, a joint venture with Southern New England Telephone producing single mode fiber for the telecommunications market. He was responsible for the development of sales of optical fiber in the telecommunications and data communications markets. Mr. DeLuca was employed at Exxon Optical Information Systems and Galileo Electro Optics Corporation from 1980 to 1981 and from 1976 to 1980, respectively, in marketing management positions. Prior to his employment at Galileo, he served as marketing manager for five operating high tech product lines with Bendix International.

For the past five years, Mr. DeLuca, aside from his activities for the company, has invested in real estate and retail activities, including managing his investments.

Mr. DeLuca holds a B.S. in economics from Queens College, New York and an MBA in management and marketing from St. John’s University, New York. He has co-published several articles in the fiber optics field.

Mr. Steven Phillips is our co-founder and Executive Vice President, Chief Financial Officer and Treasurer, and is a member of our board of directors. Mr. Phillips has over thirty years of experience as a CFO, director, and consultant in a variety of high technology industries. He brings to us skills in the area of corporate finance, start-up environments, turnarounds and corporate partnering. In addition to participating in numerous private transactions, Mr. Phillips was actively involved with FiberCore from 1995 to 2003, and served as interim chief financial officer from August 2000 to July 2001. He became a director of FiberCore in May 1995 and a Supervisory Board Member of FiberCore’s German subsidiary in December 2001. He was primarily responsible for about $90 million of FiberCore’s major fund raising and joint venture activities involving Tyco International Ltd, banks, and other financial institutions. Mr. Phillips, operating through One Financial Group Incorporated, a company he has controlled for over twenty years, provides financial services to companies and individuals.

From November 2003 until mid-2005, Mr. Phillips worked with FiberCore’s bankruptcy trustee and negotiated the Tyco Agreement between Tyco and the Company, dated August 25, 2005. In addition to his private practice activities, he co-founded the company in September 2004 and thereafter, worked on developing the Company.

Mr. Phillips also served as interim Chief Financial Officer for a start-up Internet company and as chief financial officer of the Winstar Government Securities Company L.P., a registered U.S. Government securities dealer, which he co-founded in 1991 and sold in 1998. From August 1987 until about August 1998, Mr. Phillips served as a director and secretary of James Money Management, Inc., a private investment company. Mr. Phillips holds a BBA in accounting from City College of the City University of New York.

Mr. Vinod K. Sareen is a Certified Public Accountant with over 25 years of experience in finance and corporate management and who has worked in lead roles in the United States, Europe, Middle East, Yemen and India. During the period from 1995 to 2001, he has worked in the startup, financing and operations of Middle East Specialized Cables and Middle East Fiber Cable Manufacturing Company. He was also involved in joint ventures, business evaluations, mergers, investments and public issues of Middle East Specialized Cables. Since 2001 he has served full-time as vice president of finance with Royle Systems Group, an equipment manufacturing company, and has been involved in re-structuring and turnaround of the business. He is also a business consultant to several other companies.

Mr. Sareen holds a B.Com. (Bachelor in Commerce) degree from Punjab University Chandigarh and is a Chartered Accountant from the Indian Institute of Chartered Accountants of India.

Board of Directors

Our board of directors currently consists of four directors. We are not currently required to comply with the corporate governance rules of any stock exchange or quotation system. Directors owe a fiduciary duty to us to act in good faith for our best interests, to exercise their powers and perform their duties honestly, to avoid conflicts of interest, and not to personally profit from opportunities that arise from the office of director.

There are no family relationships among our directors and officers.

Standing Committees of the Board

We have not established any committees of our board of directors. We intend to secure authorization for quotation of our common stock on the OTC Bulletin Board once our financing is completed, which we estimate to occur toward the end of the second quarter of 2010.  As such, we will not be subject to the requirements of a national securities exchange or an inter-dealer quotation system with respect to the establishment and maintenance of any standing committees. We nonetheless plan to establish a separate standing audit committee and compensation committee.

The audit committee will perform the following functions:

•	select and oversee of our independent accountant;

•	establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and

•
engage the services of outside advisors. As we are not a “listed company” under SEC rules, our audit committee is not required to be comprised of only independent directors. The board has determined that all board members who could serve on the audit committee are not independent directors (and the audit committee does not include an independent director who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.) The board has determined, however, that each of the members of the audit committee shall be able to read and understand fundamental financial statements and shall have substantial business experience that results in that member's financial sophistication. Accordingly, the board believes that each of the members of the audit committee will have the sufficient knowledge and experience necessary to fulfill the duties and obligations required to serve on the audit committee.

The compensation committee will have two primary responsibilities:

•	establish, review and approve executive management compensation; and

•
monitor our management resources, structure, succession planning, development and selection process as well as the performance of key executives. It also oversees any other compensation and equity-based plans.

All of our directors will serve on our nominating committee when we establish one.

Compensation of Directors

 Members of the board of directors who are our employees, including subsidiaries, if any, will not be compensated by us for service on the board of directors or on any of its committees. Other members of the board of directors will receive an annual board membership fee of $10,000 and committee chairmen (other than chairman who are our employees) will receive $2,500. The non-employee members of the board of directors will also receive an attendance fee of $500 for each in-person meeting of the board of directors and $250 for each telephonic meeting of the board of directors. Non-employee directors will receive 10,000 shares of our common stock, annually, with the first issuance after the first six months of service. Directors will also receive stock options in the amount of 10,000 options of our common stock after the first six months of service upon election to the board and 10,000 options of our common stock, annually thereafter. The initial options fully vest upon issuance and subsequent stock options fully vest six months from issuance. All of the options expire three years from the vesting date. The exercise price will be based on the fair market value of our common stock on the date of grant. Directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at committee or board of directors meetings. As our revenue increases and we expand, we may increase director compensation from time to time.

During 2009, in accordance with the Company’s compensation of directors, the Company issued 10,000 shares, 10,000 stock options and of the $12,500 in cash compensation due, paid $9,375 to Vinod K Sareen, the company’s outside director .

Our board of directors held three meetings during 2009, and all directors were present either in person or telephonically (as permitted by our bylaws) at each meeting.

Code of Ethics

The board of directors plans to adopt a Code of Ethics that applies to all of our directors, officers, and employees, including our executive officers. The code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Filings of Beneficial Ownership

Based on our review of SEC filings, none of our directors or shareholders has filed Forms 3, 4, or 5 with respect to us.  Accordingly, we believe that Mohd Aslami, Charles DeLuca, Steven Phillips and Vinod Sareen are delinquent in their filing obligations and are informing such individuals of such delinquency.  Similarly, each of the following holders of more than 10% of our common stock appears to be similarly delinquent in filing: Abdulaziz M. Alnamlah, Kabul Foundation Trust, Aslami Children’s Trust, and Ariana Inc.   We have also informed such shareholders of their delinquency. The shareholders have informed us as of April 19, 2010 that they expect to file such forms within the next several days.

Item 11    Executive Compensation

We have entered into employment agreements with Dr. Mohd Aslami, Mr. Charles DeLuca and Mr. Steven Phillips, our executive officers, effective January 1, 2009. The terms of the employment agreements were reviewed and approved by our non-employee director who was appointed by Mr. Alnamlah. The employment agreements provide that compensation will include for each executive officer a base salary, a cash incentive bonus based on the meeting of certain targets, and share appreciation rights. The employment agreements contain other customary provisions, including termination provisions for cause, death and disability, as well as termination by the employee for cause and change of control.

Under the employment agreements, from March 1, 2009 and thereafter, Dr. Aslami is entitled to an annual base compensation of $232,500, Mr. DeLuca to $104,500 and Mr. Phillips to $163,000 totaling $500,000 for all executive officers. Prior to March 1, 2009, Dr. Aslami’s base salary was $139,500, Mr. Phillips was $97,800 and Mr. DeLuca’s was $62,700, totaling $300,000 for all executive officers, which compensation is consistent with the amount payable by Silica Tech, LLC, our entity as it existed prior to conversion to a Delaware corporation, to Silica Tech Holdings, LLC, for managing Silica Tech, LLC. Silica Tech Holdings, LLC would have forwarded such amount to its own managers, the same three individuals.

The cash incentive bonus available to the executive officers pursuant to the employment agreements is an amount equal to 4.75% of pre-incentive operating income. For purposes of calculating incentive bonus, “pre-incentive operating income” is determined by first calculating operating income according to generally accepted accounting principles exclusive of the incentive bonus amount. The bonus is then determined by dividing such operating income by 95.25% (100% minus 4.75%, the incentive bonus percentage) and then subtracting operating income from the resulting quotient. Such bonus shall be allocated 2.21% to Dr. Aslami, .99% to Mr. DeLuca and 1.55% to Mr. Phillips.

The employment agreements entitle our executive officers to receive 2,000,000 stock appreciation rights (“SAR”) allocated 46.5% to Dr. Aslami, 20.9% to Mr. DeLuca, and 32.6% to Mr. Phillips. A total of 20% of the share appreciation rights vest in the first year, 40% in the second, and 40% in the third year with threshold price of $1.50 per share and share appreciation targets of $3.00, $4.50, and $6.00 for years one, two and three, respectively, subject to the terms and conditions set forth in the employment agreements and the exhibits thereto. The three year vesting period begins on the effective date for trading approval issued by the Financials Industry Regulatory Authority. Rights may be exercised quarterly. The Company has the option to pay the awards in cash, common stock, or both. Awards shall equal difference between the aggregate fair market value of our common stock (based upon the share price as of the close of market on the exercise date with respect to which such SAR is exercised, but in no event in excess of the applicable share price performance target and the threshold price.) Under this arrangement, if the appreciation targets are satisfied and 100% of the award is paid in shares of our common stock, a total of 1,333,333 shares would be issued the executives, as allocated above.

Further, the employment agreements with our executive officers provide, in pertinent part, that in connection with the termination of employment by us without cause or by the executive officer for good reason and not during a change of control period (as defined in the employment agreements), the executive officer shall be entitled to receive a severance payment equal to his base compensation for a period of eighteen months in equal consecutive monthly installments payable over an eighteen month period (the “Severance Payment”). In the event the termination of employment by us is without cause or by the executive officer for good reason during a change of control period, the executive officer shall be entitled to receive a Severance Payment equal to: (i) 200% of the executive officer’s base compensation, if the termination occurs prior to December 31, 2009, (ii) 250% of the executive’s base compensation, if the termination occurs between January 1, 2010 and December 31, 2010, or (iii) 300% of the executive officer’s base compensation, if the termination occurs on any date after January 1, 2011. We would be required to pay the Severance Payment in equal consecutive monthly installments payable over an eighteen (18) month period commencing within the month immediately following the month in which the Date of Termination occurs. In addition, any SARS held by the executive would be deemed fully vested, any stock or incentive awards would become fully vested and we would have to continue to provide health and welfare benefits during the severance period or equivalent value.

Under the employment agreements, change of control includes certain events in which a third party becomes the beneficial owner of more than 40% of our equity, certain material changes in the constitution of our board of directors, and stockholder approval of certain merger and consolidation transactions or a sale of substantially all of our assets, in each case subject to the terms and conditions set forth in the employment agreements.

The employment agreements expire on January 1, 2012. Following December 31, 2011, the employment agreement may be extended for an additional year at the sole discretion of the executive officer. Thereafter, the employment agreement may be extended for additional one year periods, subject to our approval.

Letter Agreement Concerning Conversion of Existing Payable to Executive Officers

As of September 30, 2008, we owed a total of $1,045,900 to Dr. Aslami, Mr. Phillips and Mr. DeLuca in unpaid compensation and unreimbursed expenses. As of June 15, 2009, all three executive officers signed a letter agreement concerning the conversion of such payable into shares of our common stock. Specifically, the letter agreement provides that:

•
In the event we raise additional equity and pay each executive an amount equal a pro rata portion of 10% of the proceeds of a closing(s) up to a maximum of $200,000, we have the option to pay the remainder in shares of our common stock at a conversion price of $1.50 per share. The $200,000 is to be applied to the payment of taxes.

•
and to the extent amounts owed have not been converted by us, each executive has the option to convert up to 100% of the amount owed to such executive at anytime, at his sole discretion, subject to the Company’s automatic right to convert if and when the weighted average price of the company’s stock for 30 consecutive trading days is at least $2.00 per share.

In connection with each conversion by us, upon such conversion, we would also pay each executive, or withhold from each executive as applicable law requires, an amount which approximates the tax obligation incurred by the executive in connection with receipt of such shares, against which the $200,000 would be applied.

Aside from a possible maximum payment of $200,000 as described, while we have the right to pay each executive in cash, subject to notice, the executives have agreed to defer the Company’s obligation to pay any outstanding amount of the total payable of $1,045,900 until August 1, 2010, and later extended the date until August 1, 2011. The letter agreement with each executive effectively amends each such executive’s employment agreement.

Our executives have executed non-competition and non-disclosure agreements, which include among other provisions, the obligation to retain confidential information in strict confidence and obligations not to disclose such information to anyone except to other employees who have a need to know such information or except as required in the performance of his or her duties in connection with employment, subject to certain exceptions set forth therein. The executive shall not use our confidential information other than for our benefit.

At December 31, 2009, the executive officers are collectively owed as of September 30, 2008, net of a $20,000 offset, $931,000 in base compensation, $115,000 in expense reimbursements, which are the subject the letter agreement, dated June, 2009, which is described above, allocated as follows:

	Base Compensation	Expenses	Consent Letter Total	Insurance Premiums	Total
Dr. Aslami	$433,000	30,000	$463,000	$22,000	$485,000
Mr. DeLuca	$195,000	46,000	$241,000	$18,000	$259,000
Mr. Phillips	$303,000	39,000	$342,000	$20,000	$362,000
Total	$931,000	115,000	$1,046,000	$60,000	$1,106,000

The $1,046,000, which is due August 1, 2011, is reflected as a non-current liability and represent amounts owed as of September 30, 2008; the $60,000 related to insurance premiums was paid during 2009.

For the period September 9, 2004, the inception date, until August 25, 2005, the executives waived any claims for compensation. The $20,000 offset relates to the amount owed by Mr. Aslami with respect to costs inadvertently incurred by us in connection with his personal filing of a thin-film patent application in June 2008. See “Related Party Transactions.”

As of December 31, 2009, we also owe the executive officers $250,000 in base compensation for the period July 1, 2009 to December 31, 2009 and an estimated $20,000 in non-reimbursed expenses.

Terms of Directors

Our bylaws provide for our having a staggered board of board of directors. Our board members are therefore grouped into classes. Each class represents a third of the total number of directors, and only one class is elected in a given year. Directors may be removed from office by resolutions of the stockholders.

Stock Options/Restricted Stock Plans

We plan to establish a 2010 stock incentive plan which will provide for the grants of incentive stock options, non-qualified stock options, restricted stock and other related forms of award. The purpose of the plan is to provide additional incentive and motivation to those officers, employees, directors and consultants and other service providers whose contributions are essential to the growth and success of the business and to retain competent and dedicated persons.

Summary Compensation Table

The table below summarizes the total compensation paid, accrued or awarded to each of the Named Executive Officers for each of the previous three calendar years. For a more thorough discussion of the executive compensation program, see the compensation discussion above.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total
Mohd Aslami Chief Executive Officer, President and Chief Technology Officer	2009	$217,000	$0	$0	$0	$0	$217,000
	2008	$139,500	$0	$0	$0	$0	$139,500
	2007	$139,500	$0	$0	$0	$0	$139,500
Charles DeLuca Executive Vice President – Business Development and Secretary	2009	$97,533	$0	$0	$0	$0	$97,533
	2008	$62,700	$0	$0	$0	$0	$62,700
	2007	$62,700	$0	$0	$0	$0	$62,700
Steven Phillips Executive Vice President, Chief Financial Officer and Treasurer	2009	$152,133	$0	$0	$0	$0	$152,133
	2008	$97,800	$0	$0	$0	$0	$97,800
	2007	$97,800	$0	$0	$0	$0	$97,800

Directors and Officers Insurance

As soon as funding is closed, we plan to resume the process of obtaining directors’ and officers’ liability insurance as well as errors and omissions coverage.

Item  12.  Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth security information as of December 31, 2009, as to each person or group who is known to us to be a beneficial owner of more than 5% of our outstanding voting stock, each of executive officers and directors and of all of our executive officers and directors as a group. On December 31, 2009, we had 12,915,735 shares of common stock outstanding.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe each shareholder identified in this table possesses sole voting and investment power over all shares of common stock as beneficially owned by the shareholder.

Shares of common stock subject to options, warrants, or stock/note conversions that are currently convertible/exercisable or convertible/exercisable within 60 days after December 31, 2009 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

Name and Address	Number of Shares Beneficially Owned	Percentage Owned
Adulaziz M. Alnamlah (1)/(2)/(3)	1,675,000 (1)/(2)/(3)	11.48

Kabul Foundation Trust (4)/(5)	1,517,047	11.75
Aslami Children Trust (6)/(7)	1,378,605	10.67
Ariana Inc. (8)/(9)	1,405,652	10.88
Total as a group	5,976,304	44.78

(1)	The address is PO Box 29880 Riyadh, Kingdom of Saudi Arabia

(2)
Pursuant to Mr. Alnamlah’s $2,000,000 investment as of September 30, 2008, he owns 666,667 shares of the our common stock, has the right to convert $1,000,000 of his Series A Preferred Stock into 666,666, including the right to convert up to $100,000 in unpaid dividends into 66,667 shares. In connection with this transaction, Mr. Alnamlah was granted 300,000 warrants that are exercisable into 300,000 shares of our common stock at an exercise price is $1.50 per share.

(3)
 On September 30, 2009, Mr. Alnamlah loaned us $250,000. Pursuant to the loan transaction, Mr. Alnamlah has the right to convert unpaid principal and interest into our common stock at a conversion price of $1.50 per share. In connection with this transaction, Mr. Alnamlah was granted 125,000 warrants that are exercisable into 125,000 shares at an exercise price of $1.50. The note conversion and/or the warrant exercise may occur during the period that we have been publically trading for one month and September 30, 2010. Accordingly, as it is not possible for us to be trading within thirty (30) days, the shares issuable upon a note conversion and/or warrant exercise are not included in the number of shares shown above.

(4)	The address is c/o Sheila Newth 16 Rowena Rd. Newton, MA 02459

(5)	The Company has been informed that the beneficial owners of the Kabul Foundation Trust are Sheila Newth, the trustee and a beneficiary who holds sole voting and dispositive power over the shares of our common stock held by the Kabul Foundation Trust, Angela Aslami, and Nadia Aslami. The named beneficiaries are daughters of Dr. Aslami. Sheila Newth holds voting and investment power over shares of our common stock held by Kabul Foundation Trust. Dr. Aslami has informed the Company that he exercises no direct or indirect voting or investment power with respect to Kabul Foundation Trust.

(6)	The address is c/o Homa Rastgooy 24921 Muirlands Blvd. spc #6, Lake Forest, CA 92630

(7)
The Company has been informed that the beneficial owners of the Aslami Children Trust are Sheila Newth, Angela Aslami, and Nadia Aslami, each a daughter of Dr. Aslami.  Each of the foregoing individuals is a daughter of Dr. Aslami. The trustee who holds sole voting and dispositive power over the shares of our common stock held by Aslami Children Trust is Homa Rastgooy who is Dr. Aslami’s sister in law. Dr. Aslami has informed the Company that he exercises no direct or indirect voting or investment power with respect to the Aslami Children’s Trust.

(8)	The address is c/o Sheila Newth 16 Rowena Rd. Newton, MA 02459

(9)	The Company has been informed that Ariana Inc. is beneficially owned by 50% by the Aslami Children Trust and 50% by the Kabul Foundation Trust. Voting and dispositive power over the shares of our common stock held by Ariana, Inc. are held by a board of directors comprised of Angela Aslami, Nadia Aslami, and Sheila Newth. Dr. Aslami has informed the Company that he exercises no direct or indirect voting or investment power with respect to the Ariana Inc.

Security Ownership of Management

Name and Address (1)	Number of Shares Beneficially Owned	Percentage Owned
Mohd A. Aslami (2)	308,677	2.33
Charles DeLuca (3)	2,206,585	16.87
Steven Phillips (4)	2,655,657	20.20
Vinod K. Sareen	20,000	*
All directors and officers as a group	5,190 919	39.40

*    Beneficially owns less than 1% of our outstanding common shares and options

(1)	The address of our officers and directors is 199 Main Street, Suite 706, White Plains, New York 10671

(2)
Excludes a total of 4,301,304 shares before the offering issued in the aggregate to Kabul Foundation Trust, the Aslami Childrens’ Trust, and Ariana Inc. with respect to which Mr. Aslami disclaims beneficial interest. Includes 308,677 shares issuable upon the conversion of $463,015 in amounts owed to Mr. Aslami

(3)
Excludes a total of 1,161,050 shares issued to in the aggregate to Michael DeLuca, and Dawn Safton, Mr. DeLuca’s children, and the Dawn foundation with respect to which Mr. DeLuca disclaims beneficial interest, but includes the 1,000,000 shares owned by his spouse, Betty DeLuca with respect to which Mr. DeLuca claims beneficial interest and 160,677 shares issuable upon the conversion of $241,000 in amounts owed Mr. DeLuca

(4)
Includes a total of 2,403,374 shares issued to CSP Associates LLC with respect to which Mr. Phillips claims beneficial ownership and 228,000 shares issuable upon the conversion of $342,000 in amounts owed Mr. Phillips. The Company has been informed that Mr. Phillips and his wife Ingrid hold voting and investment power over our shares owned by CSP Associates LLC.

The Security Ownership of Management table, above, does not include shares of our common stock issuable to such shareholder upon the conversion of stock appreciation rights, subordinated convertible notes or exercise of warrants in connection therewith, since shares would not be issuable within sixty days of the date hereof.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

RELATED PARTY TRANSACTIONS

Outstanding Payables to Officers

Under the terms of Silica Tech, LLC’S Operating Agreement, Silica Tech Holdings, LLC, which was the sole manager and majority owner of Silica Tech, LLC was entitled to $300,000 in annual fees, and 10% of operating income. Silica Tech Holdings, had also been entitled to receive a fee equal to 10% of the financing raised by Silica Tech. Prior to our conversion to a corporation, Silica Tech Holdings waived past fees otherwise payable and the right to receive that fee in the future. Accordingly, the $413,750 fee otherwise payable in connection with raising $4,137,500 is not included on our financials. In addition, the managing directors of Silica Tech Holdings, LLC, Messrs. Aslami, DeLuca and Phillips, were entitled to expense reimbursement, including reimbursement for personal health insurance premiums. As of December 31, 2008 and December 31, 2007, Silica Tech, LLC owed Silica Tech Holdings, LLC Holdings, $1,006,000 and $686,000, respectively, in fees and the managing directors were owed approximately $56,000 and $57,000, respectively, in insurance premiums and $130,000 and $90,000, respectively, in expenses, net of a $20,000 offset in expenses, and $0 and $25,000 respectively in expenses related to the Tyco transaction. As of December 31, 2009, all insurance reimbursements were paid to the managing directors.

Since July 1, 2009, our executive officers have not received compensation, totaling $500,000 per year. Accordingly, as of December 31, 2009, the Company owes our executive officers $1,045,900 for amounts owed as of September 30, 2008 and $250,000 in compensation for the six (6) months and approximately $20,000 in expenses for the period ended December 31, 2009.

Upon the conversion of Silica Tech, LLC into US SolarTech, Inc, on January 1, 2009, Messrs. DeLuca and Phillips received 1,079,335 shares and 24,276 shares, respectively. Dr. Aslami did not receive any shares. Messrs. Aslami, DeLuca and Phillips did not receive any warrants.

In June 2008, while engaged by us and by Solec, Dr. Aslami personally filed, at his own cost, a patent application for a thin-film MJ-Si based integrated solar cell and module using plasma. Although currently held in Dr. Aslami’s name, the patent is beneficially owned by us and Solec equally and Dr. Aslami, pursuant to an oral agreement with the Company, disclaims any beneficial ownership in the patent. Solec has since ceased operations and we are considering purchasing Solec’s interest in the patent. Patent counsel is presently amending previous patent filings in order to reflect Solec’s joint ownership with us. As part of these amendments, Dr. Aslami will assign his ownership interest to Solec and us.

The executive officers of the Company purchased $22,500 of the $87,500 of Series A Senior Notes that were sold as of April 15, 2010, allocated to Messrs. Aslami, Deluca and Phillips in the amounts of $6,900 $4,650, and $10,950, respectively.

We maintain our corporate offices at 199 Main Street, Suite 706, White Plains, NY 10601. Currently, Mr. Phillips, our Chief Financial Officer, occupies this space under a sub-lease that expired on October 31, 2009 and is currently rented on a month-to month basis. Since inception, our usage of this space has increased from about 50% to 95%. We reimburse Mr. Phillips for our allocable share of lease costs. For the period, August 2005 until September 2008, the monthly sub-lease rental was $900. The monthly sublease rental increased to $950 for the one year period ended September 30, 2009 and thereafter. For 2009 and 2008, the amount of rental expense subject to reimbursement was approximately $10,800 and $10,000, respectively.

Independent Director

The Company is not subject to any exchange rules requiring director independence.  In voluntarily applying the independence standards, the Company has determined that Vinod Sareen is an independent director.

Item 14.    Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our auditors for professional services rendered for the audit of our consolidated financial statements and the review of our quarterly financial statement for the fiscal year ended December 31, 2009 and 2008 were as follows:

	Fiscal Year 2009		Fiscal Year2008

Stowe & Degon LLC - audit fees	$61,000	*	0

* relates to audit work for 2007, 2008 and 2009 10Q’s

Tax Fees

We paid no fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended December 31, 2009 and 2008, respectively.

All Other Fees

We incurred other fees billed by our auditors for services rendered to our Company with respect to the filing of our registration statement, which was declared effective by the SEC on November 12, 2009.

	Fiscal Year 2009		Fiscal Year 2008

Stowe & Degon LLC	$23,435	**
** relates to SEC filings and other activities.			0
Total fees billed in 2009:	$84,435

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firm Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	The exhibits listed in paragraph (b) of this item.

(b)	Exhibits.

Exhibit	Description
Number
3.1*	Certificate of Incorporation of US SolarTech, Inc.
3.2*	Bylaws of US SolarTech, Inc.
3.3*	Operating Agreement of Silica Tech, LLC., dated August 25, 2005.
4.1*	Subscription Agreement, dated September 30, 2008 entered into between Silica Tech, LLC and Abdulaziz M. Alnamlah.
4.2*	Letter Agreement, dated September 30, 2008 between Silica Tech, LLC and Abdulaziz M. Alnamlah.
4.3*	Form of Consent and Waiver Executed by Members of Silica Tech, LLC
4.4*	Form of Consent and Conversion Executed by Shareholders of US SolarTech, Inc.
4.5*	Form of Company Warrant issued in connection with Consent and Waiver.
4.6*	Form of Warrant issued to Abdulaziz Alnamlah.
4.7*	Form of Option issued to Richard Rozzi.
4.8*	Letter Agreement between the Company and Mohd Aslami regarding Conversion of Unpaid Compensation and Unreimbursed Expenses, dated June 15, 2009.
4.9*	Letter Agreement between the Company and Charles DeLuca regarding Conversion of Unpaid Compensation and Unreimbursed Expenses, dated June 15, 2009.
4.10*	Letter Agreement between the Company and Steven Phillips regarding Conversion of Unpaid Compensation and Unreimbursed Expenses, dated June 15, 2009.
4.11*	Letter Agreement between the Company and Abdulaziz M. Alnamlah regarding Conversion of Preferred Stock, dated June 15, 2009.
4.12***	Form of 7.5% Convertible Subordinated Note.
4.13***	Form of Warrant issued in connection With Convertible Subordinated Notes.
10.1*	Stock Purchase Agreement, between Silica Tech, LLC and Abdulaziz Alnamlah, dated October 21, 2007.
10.2 **
Asset Purchase Agreement and Settlement Agreement, between Silica Tech, LLC and Steve Weiss, in his capacity as Chapter 7 Trustee for the estate of FiberCore, Inc. pursuant to the Order of the United States Bankruptcy Court, District of Massachusetts, dated February 3, 2006.

10.3 *	Lease Agreement, dated February 15, 2008.
10.4 *	Employment Agreement between the Company and Mohd Aslami, dated January 1, 2009.
10.5 *	Employment Agreement between the Company and Charles DeLuca, dated January 1, 2009.
10.6 *	Employment Agreement between the Company and Steven Phillips, dated January 1, 2009.
10.7 *	Employment Agreement between the Company and Dr. Chaun Li, dated May 19, 2009.
10.8 *	Employment Agreement between the Silica Tech, LLC and Peter Hansen, dated November 24, 2008.
10.9*	Consulting Agreement between the Company and Richard Rozzi, dated May 15, 2009.
10.10***	Form of Securities Purchase Agreement.
10.11***	Letter Agreement between the Company and Abdulaziz Alnamlah, dated as of September 30, 2009, regarding the Company’s Convertible Subordinated Notes.
10.12***	Letter Agreement Extending Executive Payable.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  previously filed with Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 10, 2009.

** previously filed with Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 10, 2009.

***previously filed with Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on October 13, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, State of New York on April 19, 2010.

US SOLARTECH, INC.

By:	/s/ Mohd Aslami
Name: Mohd Aslami
Title: Chief Executive Officer, President and Chief Technology Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mohd Aslami	Director, CEO, President, and CTO	April 19, 2010
Mohd Aslami

/s/ Charles DeLuca	Director, Executive Vice President,	April 19, 2010
Charles DeLuca	Business Development

/s/ Steven Phillips	Director, Executive Vice President, Chief	April 19, 2010
Steven Phillips	Financial Officer

/s/ Vinod K. Sareen	Director	April 19, 2010
Vinod K. Sareen