Form 10-Q
period 2010-03-31
US SOLARTECH INC
filed 2010-05-17
CIK 1456926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2010

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date May 15, 2010: 13,332,401

US SOLARTECH, INC.

FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

US SolarTech, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and equivalents	$4,998	$117,760
Prepaid expenses and other current assets	2,198	2,748
Total current assets	7,196	120,508

FIXED ASSETS, net	660,207	653,020

OTHER ASSETS
Intellectual property, net	1,026,058	1,044,232
Deposits on long-term and other assets	113,235	113,235

TOTAL ASSETS	$1,806,696	$1,930,995

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$873,297	$733,872
Accrued compensation to officers	375,000	250,000
Total current liabilities	1,248,297	983,872

Due to officers, noncurrent	1,045,900	1,045,900
Convertible subordinated note payable, net of unamortized discount	346,914	343,483
Senior Note Payable	45,000	-

Redeemable preferred stock, $.0001 par value, 10,000,000 shares authorized; 666,666 shares issued and outstanding, net of unamortized discount (liquidation preference of $1,075,000 at March 31, 2010)	946,613	919,919

Total liabilities	3,632,724	3,293,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
	-
Common Stock, $.0001 par value,100,000,000 shares authorized;
13,002,401 and 12,915,735 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,300	1,292
Additional paid-in capital	3,665,087	3,631,345
Deficit accumulated during the development period	(5,492,415)	(4,994,816)
Total stockholders' deficiency	(1,826,028)	(1,362,179)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,806,696	$1,930,995
	$

See notes to financial statements

US SolarTech, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative Since Inception To
	Three months ended March 31,		March 31,
	2010	2009	2010

REVENUES:	$-	$-	$-

COSTS AND EXPENSES:
Research and development	192,751	211,729	1,347,184
General and administrative	252,225	239,684	4,215,674

Total costs and expenses	444,976	451,413	5,562,858

OTHER INCOME (EXPENSE):

Interest income	2	4,658	30,200
Interest expense	(52,625)	(53,387)	(247,545)
Gain on sale of investment in MEFC			287,788
Total other expense	(52,623)	(48,729)	70,443

NET LOSS	(497,599)	(500,142)	(5,492,415)
Preferred stock dividends	(12,500)	(25,000)	(75,000)
Net loss attributable
to common stockholders	$(510,099)	$(525,142)	$(5,567,415)

Basic and diluted net loss attributable
to common stockholders per share	$(0.04)	(0.04)	N/A

Shares used in computing basic
and diluted net loss attributable
to common stockholders per share	12,963,883	12,666,666	N/A

See notes to financial statements

US SolarTech, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,		Cumulative Since Inception to March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(497,599)	$(500,142)	$(5,492,415)

Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	32,460	32,460	305,866
Gain on sale of investment in MEFC			(287,788)
Non-cash interest expense	52,625	53,387	212,023
Stock based compensation	46,250	2,917	164,891
Issuance of members' equity in exchange for service	-	-	70,000
Increase (decrease) in cash from:
Prepaid expenses and other current assets	550	-	(27,198)
Accounts payable and accrued expenses	126,925	105,977	805,797
Accrued officers compensation	125,000	-	375,000
Amounts payable to officers		(82,061)	(146,755)
Notes payable to officers	-	-	1,097,655
Cash used for operating activities	(113,789)	(387,462)	(2,922,924)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(21,473)	(39,457)	(745,922)
Intellectual property	-	(66,914)	(576,209)
Deposits on long term assets	-	-	(98,235)
Proceeds from sale of investment in MEFC	-		297,788
Loan receivable	-	-	(575,000)
Cash used for investing activities	(21,473)	(106,371)	(1,697,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated convertible notes	-	-	525,000
Proceeds from issuance of membership interests	-	-	4,078,000
Senior Note Payable	22,500	-	22,500
Cash provided by financing activities	22,500	-	4,625,500

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(112,762)	(493,833)	4,998

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	117,760	1,717,265	-

CASH AND EQUIVALENTS, END OF PERIOD	$4,998	$1,223,432	$4,998

See notes to financial statements

US SOLARTECH, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.             Nature of Business, Organization and Going Concern

US SolarTech, Inc. (the “Company”), formed in September 2004, seeks to commercialize its Plasma Outside/Inside technology and other technologies for the making of silicon used in the production of solar cells and other products for the rapidly growing solar energy industry.  The Company has not recognized any revenues to date; accordingly, it is classified as a development stage company.

The Company is subject to a number of risks similar to those of other development stage companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products and the need to obtain additional financing necessary to fund future operations. Such risks are defined more fully in the Company’s Form 10-K filed with the SEC on April 19, 2010.

These financial statements have been prepared on the basis that the Company will continue as a going concern. In December 2009, the Company signed a $300 million, 6 year memorandum of understanding (“MOU”) for solar grade silicon (“SGS”). The MOU will be converted to a purchase order upon customer acceptance of the sample. Therefore, during the past 3 months, the Company has been devoting substantially all of its efforts toward completing the samples for this order. To do so, the Company modified its plasma system. Testing, which began in mid March of 2010, has proven our ability to produce SGS with a purity level of 6N using the modified system. We believe we can increase the purity level with our next system modification that will also enable us to produce larger sample volumes. This modification is scheduled to be completed in the second quarter of 2010. Over time we expect to re-introduce our plasma technology instead of using our modified system in order to maximize the efficiency and benefits of the plasma system and to further purify the solar grade silicon, which we expect will result in a patentable process. The Company expects to complete its product testing during the second quarter of 2010. Final product testing costs together with general and administrative costs will result in continuing operating losses for the near term.

Independent laboratories and potential customers are involved in testing and we expect to begin sending product samples to potential customers for testing also during the second quarter of 2010. As we approach product acceptance, we will begin recruiting additional full-time personnel, including process and chemical engineers, operating technicians, and administrative staff.

On February 1, 2010, the Company filed an application with respect to “Plasma Deposition Apparatus and Method for Making High Purity Silicon,” representing its fifth patent filing relating to the solar industry.

The Company believes that its current resources together with its access to additional funds may not be sufficient to satisfy its operating costs through March 31, 2011. Access to additional funds is uncertain at this time.  The Company will need to obtain additional funding in order to commercialize both its solar grade and higher purity silicon products. To be a going concern, additional capital is required, whether through the sale of equity and debt securities or through collaborative arrangements with partners.  If the Company is unable to obtain capital through these sources, it may have to seek other sources of capital or re-evaluate its operating plans.  Specifically, the Company is in discussions with several domestic and offshore entities, that have expressed a strong interest in funding the Company’s operating plan either through (secured or subordinated ) debt and/or equity financing upon customer acceptance of samples. The Company believes that entry into an agreement in connection with the foregoing is possible by the end of the second quarter of 2010. To ensure the Company’s ability to satisfy its cash needs, the Company has, among other actions, reduced its cash operating budget, offered excess equipment for sale, and implemented a broader interim financing plan.  See: Footnote 2 and 5 - Sale of Senior Convertible Note and Subsequent Events.

The accompanying unaudited financial statements of the Company for the three months ended March 31, 2010 and 2009 should be read in conjunction with our audited financial statements and notes filed with our registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on November 10, 2009 and our annual report on Form 10-K, filed on April 19, 2010. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these financial statements have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for other interim periods or for the entire year ending December 31, 2010.

2.             Sale of Senior Notes

As of March 31, 2010, the Company sold $22,500 in Senior Notes due September 30, 2011 and warrants to executive officers. In April, the Company issued another $65,000 of the Senior Notes to lenders that are also holders of the September 30, 2009 notes. See: Footnote 5 Subsequent Events. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

Interest.  Interest accrues at the rate of 20% per annum from the date hereof through September 30, 2011, provided, however, that if as of December 31, 2010, the Note is converted in whole or in part, for purposes of calculating the number of shares of the Company’s common stock, the portion of the principal sum being converted shall be deemed to have accrued interest at a rate of 35% per annum.

Conversion.    Subject to the terms of the Note, a holder may convert the Note into our common stock at any time through December 31, 2010.  During such period, a holder of Notes shall, acting in its sole discretion, be entitled to convert any portion or all of the principal sum and unpaid interest accrued under a note into shares of the Company’s common stock at $1.50 per share, provided that notwithstanding any provision in the Note, such conversion price shall be $.50 per share with respect to holders of the Notes sold September 30, 2009, as well.

If at any time on or after the beginning of the period during which the holder may convert, the weighted average share price or exceeds $2.00 per share for 20 consecutive trading days, we are required to provide the Holder with a written notice stating that the requirements for conversion at our option have been met, whereupon on the 5th business day following the holder’s receipt of such notice, we shall have the right, at our sole discretion, to convert all of the principal sum of the Notes and unpaid interest accrued thereon into shares of our common stock at the conversion price set forth in the preceding paragraph.

Priority Loan Repayment. The Principal Sum and accrued and unpaid interest on the Notes shall be payable in full on September 30, 2011, unless the Principal Sum and unpaid interest has been earlier converted pursuant to the loan terms, provided further,  that notwithstanding any provision herein, any unconverted Principal Sum and unpaid interest shall become immediately payable to Holder within 10 business days following the date on which the Company receives proceeds from (i) the Company’s sale of any of the Company’s assets, whether tangible or intangible but excluding the sale of the Company’s products in the ordinary course of business; (ii) settlement of the Company’s litigation whether in whole or in part; (iii) new debt or equity financings to the extent such financings exceed, in the aggregate $3 million subject to the terms and conditions of such financing; and (iv) any combination thereof.

Lender Protection.  Under the terms of the September 30, 2009 Convertible Subordinated Notes, in the event that the Company issues other  securities, whether debt or equity, at any time prior to the maturity of this Note under more favorable terms than those of the September 30, 2009 Notes the Company is obligated to adjust the September 30, 2009 Notes to provide the holder of such notes with such favorable terms and provisions, provided however, that such adjustment shall only be made on a pro rata weighted average basis.  Accordingly, $22,500 of the $525,000 September 30, 2009 Notes shall be exchanged for $22,500 of new notes adjusted to include such more favorable terms and $22,500 has been reclassified from convertible subordinated notes payable to Senior Notes payable at March 31, 2010.

Use of Proceeds.   The proceeds from the private sale of notes will be used primarily for working capital.

Warrants Each purchaser of notes received the number of warrants equal 50% of the loan amount. The warrants are exercisable at anytime and entitle the holder to purchase the number of shares of our common stock calculated above at $1.50 per share and at $.50 share with respect to holders of the September 30, 2009 notes. The warrants expire September 30, 2012.

3.            Stockholders’ Equity (Deficiency)

On February 10, 2010, the board of directors approved the issuance of 100,000 shares of common stock as compensation to certain creditors in connection with electing to defer payments until the Company secures additional financing. Of the 100,000 shares, 86,666 have been issued by March 31, 2010.  The shares were valued at $.50 per share based on recent sales of common stock.

4.            Earnings (loss) per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of warrants and convertible preferred stock. Since we had a net loss for the three months ended March 31, 2010 and 2009, the inclusion of convertible preferred stock and warrants in the computation would be anti-dilutive.

5.            Subsequent Events

On April 5, 2010, as part of our interim financing effort, we began offering shares of our common stock, $.0001 par value per share, at $.50 per share to existing shareholders and to a limited number of known accredited investors. As of May 15, 2010, the proceeds from equity sales totaled $165,000.  On April 15, we issued an additional $65,000 of Senior Notes due September 30, 2011 to holders of the September 30, 2009 notes and on May 17, 2010, Mr. Abdulaziz Alnamlah signed a  commitment letter to (i) invest approximately $270,000 (1 million Saudi Riyals) in order to purchase shares 135,000 shares of our common stock at $.50 per share and (ii) to convert all of his Series A Preferred Stock holdings plus unpaid dividends into shares of the Company’s common stock, at a conversion price of $.90 per share instead of the original conversion price of $1.50 per share, as soon as possible. Under the terms of the commitment letter, the Company has agreed that if, as part of the Company’s plan to strengthen its financial condition by June 30th, the Company offers its present creditors a conversion price that is less than $.90 per share, then the Company shall increase the number of shares of common stock issued upon conversion of Series A Preferred Stock conversion at $.90 per share on a proportionate basis to the number of shares issued to creditors that agreed to convert. The $270,000 is due to the Company by May 31, 2010. In addition, the Company will effectively extend the September 30, 2010 maturity on outstanding warrants to purchase 685,000 shares of our common stock, of which 300,000 warrants are held by Mr. Alnamlah, to September 30, 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our significant accounting estimates, and the risk factors set forth in our annual report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 19, 2010. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

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

To take advantage of this market shift, we are advancing a strategy that complements our basic business model in order to maximize shareholder value. As stated in our annual report on Form 10-K, we have been considering building a facility in Thailand to manufacture our core raw material, silicon tetrachloride, which is estimated to significantly lower our cost of manufacture. Integrating the manufacture of the silicon tetrachloride with the making of solar grade silicon will expand our product line and lower overall manufacturing costs. The solar grade silicon will be manufactured using a proven, lower cost system. A team of seasoned engineers, fully knowledgeable on this system, are in place in Thailand. Product from the Thai facility would be shipped to begin fulfilling a letter of intent, signed on December 9, 2009 for the sale of an estimated $300 million in solar grade silicon over 5 years.  Upon sample approval, a definitive purchase agreement will be signed. Later, we will apply our plasma technology to enhance the purity level of the low cost system as well as file a patent application.   We have also modified our plasma system in order to manufacture a sample of the solar grade silicon at our U.S. pilot facility. Initial test results have been very positive.

Results of Operations

Research and development expenses

For the three months ended March 31, 2010, our research and development expenses were $193,000, representing a decrease of $19,000 from $212,000 in the three months ended March 31, 2009.  The $19,000 decrease is attributable to a reduction in a variety of accounts as part of budget reductions.

General and administrative expenses

For the three months ended March 31, 2010, our general and administrative expenses were $252,000, representing an increase of $13,000 from $240,000 in the three months ended March 31, 2009.  The $13,000 increase is due to stock based compensation of $50,000.00 to various vendors, offset by a reduction in a variety of accounts as part of budget reductions, which includes a decrease of $15,000 in legal costs.

Interest Expense

For the three months ended March 31, 2010 and 2009, interest expense was $53,000. Of the $53,000 approximately 50% represents the accretion of both the fair market value and the beneficial conversion feature of warrants related to the issuance of the Series A Preferred Stock. The remaining 50% represents the fair market value of the beneficial conversion feature of warrants with respect to the convertible subordinated notes issued September 30, 2009. The quarter ended March 31, 2009 includes a $26,000 one-time adjustment with respect to the accretion of both the fair market value and the beneficial conversion feature of warrants issued with respect to the Series A Preferred Stock issued as of January 1, 2009.

Liquidity and Capital Resources

For the three months ended March 31, 2010, we used cash of $114,000 for operating activities, representing a decrease of $273,000 from $387,000 used in the three months ended March 31, 2009. The $273,000 decrease is attributable to a $44,000 increase in stock based compensation, a $28,000 increase in accounts payable and accrued liabilities, and a $207,000 net increase in amounts due the executive officers.

For the three months ended March 31, 2010, we invested $21,000 in equipment and intellectual property, representing a decrease of $85,000 from the $106,000 invested in the three months ended March 31, 2009.

For the three months ended March 31, 2010, we received $22,500 from the sale of Senior Notes to our executive officers.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

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

See “Background and Intellectual property” in our Form 10K filed April 19, 2010 for a more detailed description of our intellectual property, including our filed patent applications.

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

The court also invited the parties to consider mediation before one of the magistrate judges in the District of Massachusetts.  On April 6, 2010, the parties notified the court of their interest in mediation; a mediation hearing has been set for June 30, 2010 to July 1, 2010 that will address all litigation.

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

On January 30, 2010, the judge issued a decision, based on reviewing the files with respect to the first case, to dismiss the claims brought by J-Fiber. However, as the judge did not hold a formal hearing, both parties need to agree with the judge’s decision. Defendant’s agreed but J-Fiber did not. Accordingly, on April 8, 2010 a hearing was held with respect to first case; the judge indicated that it was not necessary for Defendants to attend. On May 12, 2010, Defendant’s counsel was advised that the judge made a final decision to dismiss the claims raised by J-Fiber in the first case.

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

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

On April 5, 2010, as part of interim financing effort, we began offering shares of our common stock, $.0001 par value per share, at $.50 per share to existing shareholders and to a limited number of known accredited investors. As of May 15, 2010, the proceeds from equity sales totaled $165,000.  The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

Item 6.      Exhibits

Exhibit Number	Description
4.1	Form of Securities Purchase Agreement, Note and Warrant.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US SOLARTECH, INC.

Date: May 17, 2010	By:	/s/ Mohd Aslami
Name: Mohd Aslami
Title: Chief Executive Officer, President, and
Chief Technology Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Securities Purchase Agreement, Note and Warrant.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.