Form 10-Q
period 2010-06-30
US SOLARTECH INC
filed 2010-08-16
CIK 1456926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2010

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 15,135,527 shares of common stock, $.0001 par value per share, as of August 16, 2010.

US SOLARTECH, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US SolarTech, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS:
Cash and equivalents	$183,910	$117,760
Prepaid expenses and other current assets	1,374	2,748
Total current assets	185,284	120,508

FIXED ASSETS, net	669,257	653,020

OTHER ASSETS
Intellectual property, net	1,058,506	1,044,232
Deposits on long-term and other assets	113,235	113,235
TOTAL ASSETS	$2,026,282	1,930,995

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$798,685	733,872
Accrued compensation to officers	500,001	250,000
Total current liabilities	1,298,686	983,872

Due to officers, noncurrent	1,045,900	1,045,900
Convertible subordinated note payable, net of unamortized discount	280,507	343,483
Convertible senior note payable, net of unamortized discount	224,484	—

Redeemable preferred stock, $.0001 par value, 10,000,000 shares authorized; 0 and 666,666 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively, net of unamortized discount	—	919,919

Total liabilities	2,849,577	3,293,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY:

Common Stock, $.0001 par value, 100,000,000 shares authorized; 15,125,527 and 12,915,735 shares issued and outstanding at June 30,2010 and December 31, 2009, respectively	1,512	1,292

Additional paid-in capital	5,200,074	3,631,345
Deficit accumulated during the development period	(6,024,881)	(4,994,816)
Total stockholders’ deficiency	(823,295)	(1,362,179)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,026,282	$1,930,995

See notes to financial statements

US SolarTech, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended		Cumulative Since Inception To
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
REVENUES:
	$—	$—	$—	$—	$—

COSTS AND EXPENSES:
Research and development	144,258	180,582	337,009	392,311	1,491,442
General and administrative	223,931	384,698	476,156	624,382	4,439,605

Total costs and expenses	368,189	565,280	813,165	1,016,693	5,931,047

OTHER INCOME (EXPENSE):

Interest income	—	3,444	2	8,102	30,200

Interest expense	(164,277)	(26,694)	(216,902)	(80,081)	(411,822)

Gain on sale of investment in
MEFC	—	—	—	—	287,788
Total other expense	(164,277)	(23,250)	(216,900)	(71,979)	(93,834)

NET LOSS	(532,466)	(588,530)	(1,030,065)	(1,088,672)	(6,024,881)
Preferred stock dividends	(6,452)	(12,500)	(18,952)	(37,500)	(81,452
Net loss attributable to common stockholders	$(538,918)	$(601,030)	$(1,049,017)	$(1,126,172)	$(6,106,333)

Basic and diluted net loss attributable to common stockholders per share	$(.04)	$(.05)	$(0.08)	$(0.09)	$ N/A
Shares used in computing basic and diluted net loss attributable to common stockholders per share	14,074,544	12,670,023	13,522,760	12,668,318	N/A

See notes to financial statements

US SolarTech, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six months ended June 30,		Cumulative Since Inception to June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,030,065)	$(1,088,672)	$(6,024,881)

Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	64,920	64,920	338,326
Gain on sale of investment in MEFC	0	0	(287,788)
Non-cash interest expense	172,192	80,081	331,590
Stock based compensation	53,346	112,807	171,987
Issuance of members' equity in exchange for service	0	0	70,000
Increase (decrease) in cash from:
Prepaid expenses and other current assets	1,374	(2,635)	(26,374)
Accounts payable and accrued expenses	127,313	115,040	806,185
Accrued officers compensation	250,001	0	500,001
Amounts payable to officers	—	(118,511)	(146,755)
Notes payable to officers	0	0	1,097,655
Cash used for operating activities	(360,919)	(836,970)	(3,170,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(44,809)	(128,780)	(769,258)
Intellectual property	(50,622)	(95,332)	(626,831)
Deposits on long term assets	0	0	(98,235)
Proceeds from sale of investment in MEFC	0	0	297,788
Loan receivable	0	0	(575,000)
Cash used for investing activities	(95,431)	(224,112)	(1,771,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated convertible notes	0	0	525,000
Proceeds from issuance of membership interests	0	0	4,078,000
Proceeds from issuance of Senior Note	87,500	0	87,500
Proceeds from issuance of Common Stock	435,000	0	435,000
Cash provided by financing activities	522,500	0	5,125,500

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	66,150	(1,061,082)	183,910

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	117,760	1,717,265	—

CASH AND EQUIVALENTS, END OF PERIOD	$183,910	$656,183	$183,910

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

The Company is subject to a number of risks similar to those of other development stage companies. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products and the need to obtain additional financing necessary to fund future operations.  Such risks are defined more fully in the Company’s Form 10-K filed on April 19, 2010.

These financial statements have been prepared on the basis that the Company will continue as a going concern.  In December 2009, the Company signed a $300 million, 6 year memorandum of understanding (“MOU”) for solar grade silicon (“SGS”).  The MOU will be converted to a binding purchase order upon customer acceptance of  product samples matching the prospective customer’s quality and quantity specifications.  Therefore, during the past six months, the Company has been devoting substantially all of its efforts toward completing the samples for this potential order as and to securing the project financing needed to build a production facility capable of filling the order.  To do so, the Company modified its plasma system.  Testing, which began in mid-March of 2010, has proven our ability to produce SGS with a purity level of 6N using the modified system.  Since then we have been modifying the system to consistently make samples that satisfy the 6N or better order specification.  In addition, considerable time has been devoted to raising funds in order to build a manufacturing facility.  In addition to passive investor financing, potential customers have approached the Company in order to participate in the funding of the initial facility or a second facility, although the Company has not entered into any binding agreements in connection therewith.

Over time we expect to re-introduce our plasma technology in order to maximize the efficiency and benefits of the plasma system and to further purify our SGS.  We expect that the design modifications we intent to implement will result in a patentable process.  The Company expects to complete its product testing during the third quarter of 2010. Final product testing costs together with general and administrative costs will result in continuing operating losses for the near term.

Independent laboratories and potential customers are involved in testing and we expect to begin sending product samples to potential customers for testing during the third quarter of 2010.  As we approach product our prospective customer’s product acceptance, we expect to begin recruiting additional full-time personnel, including process and chemical engineers, operating technicians, and administrative staff.

On February 1, 2010, the Company filed an application with respect to “Plasma Deposition Apparatus and Method for Making High Purity Silicon,” representing its fifth patent filing relating to the solar industry.

The Company believes that its current resources together with its access to additional funds may not be sufficient to satisfy its operating costs through June 30, 2011. Access to additional funds is uncertain at this time.  In April and May 2010, the Company raised approximately $500,000 in working capital; however, the Company will need to obtain additional funding for working capital and to commercialize its products.  To be a going concern, additional capital is required, whether through the sale of equity and debt securities or through collaborative arrangements with partners.  If the Company is unable to obtain capital through these sources, it may have to seek other sources of capital or re-evaluate its operating plans.  Specifically, the Company is in discussions with several domestic and offshore entities, that have expressed a strong interest in funding the Company’s operating plan either through debt and/or equity financing conditioned upon our prospective customer’s acceptance of samples.  To ensure the Company’s ability to satisfy its cash needs, the Company has, among other actions, reduced its cash operating budget, offered excess equipment for sale, and implemented a broader interim financing plan.  See:  Footnotes 2 and 3 – Sale of Series A, Senior Convertible Note and Stockholders’ Deficiency, respectively.

The accompanying unaudited financial statements of the Company for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with our audited financial statements and notes filed with our annual report on Form 10-K, filed on April 19, 2010.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these financial statements have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for other interim periods or for the entire year ending December 31, 2010.

 .

2.             Sale of Series A Senior Notes

During the quarter ended March 30, 2010, the Company sold $22,500 in aggregate principle amount of Series A Senior Notes due September 30, 2011 (“Senior Notes”) plus warrants to executive officers.  During the quarter ended June 30, 2010, the Company sold $65,000 in aggregate principle amount of the Senior Notes plus warrants to lenders that are also holders of the September 30, 2009 convertible subordinated notes ("2009 Notes").  Neither such securities nor the securities issuable upon conversion thereof were registered under the Securities Act of 1934 and all such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

Interest.  Interest accrues at the rate of 20% per annum from the date the notes were sold through September 30, 2011, provided, however, that if as of December 31, 2010, the Senior Note is converted in whole or in part, for purposes of calculating the number of shares of the Company’s common stock to be issued upon conversion, the portion of the principal sum being converted shall be deemed to have accrued interest at a rate of 35% per annum.

Conversion.   Subject to the terms of the Senior Note, a holder may convert the Senior Note into our common stock at any time through December 31, 2010.  During such period, a holder of Senior Notes shall, acting in its sole discretion, be entitled to convert any portion or all of the principal sum and unpaid interest accrued under the note into shares of the Company’s common stock at $1.50 per share, provided that notwithstanding any provision in the Note, such conversion price shall be $.50 per share with respect to Senior Note holders who also hold 2009 Notes.  In addition, following the sale of $435,000 in equity at a share price of $.50, pursuant to the lender protection features discussed below, the conversion price of all the convertible subordinated notes was adjusted to $.50 from the previous $1.50.

If at any time on or after the beginning of the period during which the holder may convert, the weighted average share price equals or exceeds $2.00 per share for 20 consecutive trading days, we are required to provide the Holder with a written notice stating that the requirements for conversion at our option have been met, whereupon on the 5th business day following the holder’s receipt of such notice, we shall have the right, at our sole discretion, to convert all of the principal sum of the Senior Notes and unpaid interest accrued thereon into shares of our common stock at the conversion price set forth in the preceding paragraph.

Priority Loan Repayment. The Principal Sum and accrued and unpaid interest on the Senior Notes shall be payable in full on September 30, 2011, unless the Principal Sum and unpaid interest has been earlier converted pursuant to the loan terms, provided further,  that notwithstanding any provision herein, any unconverted Principal Sum and unpaid interest shall become immediately payable to Holder within 10 business days following the date on which the Company receives proceeds from (i) the Company’s sale of any of the Company’s assets, whether tangible or intangible but excluding the sale of the Company’s products in the ordinary course of business; (ii) settlement of the Company’s litigation whether in whole or in part; (iii) new debt or equity financings to the extent such financings exceed, in the aggregate $3 million subject to the terms and conditions of such financing; and (iv) any combination thereof.

Lender Protection.  Under the terms of the 2009 Notes, in the event that the Company issues other securities, whether debt or equity, under more favorable terms at any time prior to the maturity of the 2009 Notes, the Company would be obligated to adjust the 2009 Notes to provide the holder of such notes with such favorable terms and provisions, provided however, that such adjustment shall only be made on a pro rata weighted average basis. In addition, under the terms of the Senior Notes, if a 2009 Note holder invested in a Senior Note, in addition to the holder receiving a Senior Note, an equal amount of the 2009 Note was converted into a Senior Note.  Accordingly, in addition to the receipt of $87,500 of Senior Note proceeds from investors, $152,500 of the $525,000 2009 Notes were exchanged for $152,500 of Senior Notes.

Use of Proceeds.   The proceeds from the private sale of notes were used primarily for working capital.

Warrants Each purchaser of Senior Notes received the number of warrants enabling the holder to purchase shares of our common stock at a purchase price equal to 50% of the loan amount at a fixed price. The warrants are exercisable at anytime and entitle the holder to purchase the number of shares of our common stock at $1.50 per share with respect to the executive officers and at $.50 per share with respect to note holders who also hold the 2009 Notes. The warrants expire September 30, 2011.

The fair value of the warrants issued to the Senior Note holders was estimated using the Black-Scholes valuation model with the following assumptions:  risk-free interest rate of 0.5%, expected life of 1.33 years, no expected dividend yield, and an expected volatility of 80%.  The value of the warrants was $9,567 and is being amortized to interest expense over the period from issuance through September 30, 2011.

After allocating the proceeds of the notes between the Senior Notes and the warrants based on their relative fair values, the conversion price of the Senior notes was less than the market value of the common stock.  Consequently, we determined that there was a beneficial conversion feature in the amount of $5,332.  The beneficial conversion feature is being accreted into interest expense over the period from issuance through September 30, 2011.

3.   Stockholders’ Deficiency

 On February 10, 2010, the board of directors approved the issuance of 100,000 shares of common stock as compensation to certain creditors in connection with their agreement to defer payments until the Company secures additional financing. Of the 100,000 shares, 86,666 have been issued by March 31, 2010.  The shares were valued at $.50 per share based on recent sales of common stock.

In addition, the board subsequently approved the sale of the Company’s stock at not less than $.50 per share, the proceeds from which would be used for working capital.

               On April 5, 2010, as part of our interim financing effort, we began offering shares of our common stock at $.50 per share to existing shareholders and to a limited number of accredited investors with whom the Company had a prior relationship. As of June 30, 2010, the proceeds from equity sales totaled $435,000. In addition, on May 17, 2010, Mr. Abdulaziz Alnamlah signed a commitment letter to (i) invest approximately $270,000 (1 million Saudi Riyals) to purchase 540,000 shares of our common stock at $.50 per share (included in the $435,000 above) and (ii) to convert all of his Series A Preferred Stock holdings plus unpaid dividends into shares of the Company’s common stock, at a conversion price of $.90 per share instead of the original conversion price of $1.50 per share, as soon as possible. As of the May 17, 2010 conversion date, a total of $1,081,000 in preferred stock that included $81,000 in unpaid dividends was converted into approximately 1,200,000 shares of common stock.

4.            Earnings (loss) per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of warrants and convertible preferred stock. Since we had a net loss for the three and six months ended June 30, 2010 and 2009, the inclusion of convertible preferred stock and warrants in the computation would be anti-dilutive.

5.            Warrants

A summary of our outstanding warrants, as of June 30, 2010, follows:

	Number of	Exercise
Issue Date	Warrants	Price	Maturity Date

January 1, 2009	685,624	$1.50	January 1, 2012

September 30, 2009	262,500	$1.50	September 30, 2011

April 10, 2010	11,250	$1.50	September 30, 2011

April 10, 2010	32,500	$0.50	September 30, 2011
Total	991,874

6.           Stock Options

In 2010, a total of 120,000 stock options were issued, the fair market value of which was estimated using the Black-Scholes valuation model with the following assumptions:

Estimated life	3 years
Volatility	80%
Annual dividend rate	0.0%
Risk free interest rate	1.5%

Options issued during 2010 consisted of:

Options to purchase 110,000 shares of common stock were granted to employees on May 1, 2010 with an exercise price of $.50 per share and a fair value of $0.26 per share. Stock-based compensation will be recognized over the three year vesting period.

On June 30, 2010, the Company issued 10,000 stock options, exercisable at $.50 per share for a period of three (3) years from the issuance date to its outside director. The options fully vest upon issuance.

On May 15, 2009, the Company entered into a three year financial services agreement, pursuant to which the Company will issue a total of 300,000 options, subject to specific performance, during the term of the agreement. The first 100,000 were issued on June 30, 2009, pursuant to the agreement, exercisable at $2.00. Thereafter, 50,000 warrants, exercisable at $3.00, will be issued at months 18 and 24 and 50,000, exercisable at $4.00, will be issued at months 30 and 36, all subject to specific performance conditions. The options expire three (3) years from the issuance date and fully vest upon issuance.

Stock-based compensation related to options totaled approximately $10,000 for the six months ended June 30, 2010.

A summary for stock option activity is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding January 1, 2010	155,000	$1.93	2.94 Years	-
Options granted	120,000	$.50	2.85 Years	$-

Outstanding June 30, 2010	275,000	$1.30	2.29 Years	$-

Exercisable June 30, 2010	135,000	$1.86	2.02 Years	$-

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

As of June 30, 2010, there was approximately $44,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements.  This amount is expected to be recognized over a weighted average period of 1.34 years.  The Company expects 140,000 in unvested options to vest in the future.  The weighted-average grant-date fair value of vested and unvested options outstanding at June 30, 2010 was $0.65 and $0.37, respectively.

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

We were formed on September 9, 2004 as SilicaTech, LLC, a Connecticut limited liability company. Since our formation, we have developed our own proprietary plasma-based technology for use in the solar energy industry. We also purchased certain assets, including patented intellectual property, associated with the manufacture of optical fiber from FiberCore, Inc. a Chapter 7 debtor, pursuant to an Asset Purchase and Settlement Agreement approved by the United States Bankruptcy Court, District of Massachusetts (Western Division) on February 3, 2006. Three of our four directors, Dr. Mohd Aslami, Steven Phillips, and Charles DeLuca, were members of the board of directors of FiberCore, Inc. We are currently exploring opportunities to derive revenues from those purchased assets through licensing technology to manufacturers of optical fiber preform, the high purity glass core from which manufacturers draw optical fiber, as the fiber optic market has shown substantial improvement over the last few years. However, the primary intellectual property on which most of our business plan is based was developed independently by us and was not acquired from FiberCore, Inc.. SilicaTech, LLC was converted into US SolarTech, Inc., a Delaware corporation, as of January 1, 2009.

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

To take advantage of this market shift, we are advancing a strategy that complements our basic business model in order to maximize shareholder value. As stated in our annual report on Form 10-K, we have been actively involved in  building a facility in Thailand to manufacture our core raw material, silicon tetrachloride, which is estimated to significantly lower our cost of manufacture. At the same time, we will fully integrate the manufacture of the silicon tetrachloride with the making of solar grade silicon, which will expand our product line and lower overall manufacturing costs. The solar grade silicon will be manufactured using a proven, lower cost system. A team of seasoned engineers, fully knowledgeable on this system, are in place in Thailand. Product from the Thai facility would be shipped to begin fulfilling a letter of intent, signed on December 9, 2009 for the sale of an estimated $300 million in solar grade silicon over 5 years.  Upon sample approval, a definitive purchase agreement will be signed. Later, we will apply our plasma technology to enhance the purity level of the low cost system as well as file a patent application.  We have also modified our plasma system in order to manufacture a sample of the solar grade silicon at our U.S. pilot facility. Initial test results have been very positive.

Results of Operations

Research and development expenses

Research and development expenses for the three and six month periods ended June 30, 2010 decreased by $36,000 or 20% and $55,000 or 14%, respectively, as compared to the same periods for 2009. For the three months ended June 30, 2010, the $36,000 decrease was primarily attributable to a reduction in consulting expenses, supplies and in a variety of accounts as part of budget reductions as was the $55,000 decrease for the six months ended June 30, 2010.

General and administrative expenses

General and administrative expenses for the three and six month periods ended June 30, 2010 decreased by $161,000 or 42% and $148,000 or 24%, respectively, as compared to the same periods for 2009. For the three months ended June 30, 2010, the $161,000 decrease was primarily attributable to an $84,000 reduction in non-cash compensation and a $70,000 reduction in legal, accounting and consulting fees. The $148,000, six month decrease was primarily attributable to a $41, 000 reduction in non-cash compensation and an $85,000 reduction in legal, accounting, and consulting fees.

Interest Expense

Interest expense for the three and six month periods ended June 30, 2010 increased by $138,000 and $137, 000, respectively, as compared to the same periods last year.  Of the $138,000 increase for the three months ended June 30, 2010, $92,000 represents non-cash interest from the amortization of the fair value of warrants and the beneficial conversion feature related to the Series A Preferred Stock, convertible subordinated notes issued September 30, 2009 and convertible senior notes issued in March and April 2010. The remaining $26,000 relates to the interest on the convertible subordinated notes and the convertible senior notes.

Of the $137,000 increase for the six months ended June 30, 2010, $92,000 represents non-cash interest from the amortization of the fair value of warrants and the beneficial conversion feature related to the Series A Preferred Stock, convertible subordinated notes issued September 30, 2009 and convertible senior notes issued in March and April 2010, including a $37,000 one-time adjustment with respect to the accretion of both the fair value of warrants and the beneficial conversion feature of the convertible subordinated notes issued September 30 2009 and subsequently transferred to senior notes. The remaining $45,000 relates to the interest on the convertible subordinated notes and the convertible senior notes.

The Series A Preferred Stock was converted into common stock on May 17, 2010, prior to the September 30, 2010 maturity date.  The remaining $53,000 of unamortized fair market value of the warrants and beneficial conversion feature related to the Preferred Stock were charged to non-cash interest expense and are included in the amounts reflected above.

Liquidity and Capital Resources

For the six months ended June 30, 2010, we used cash of $361,000 for operating activities, representing a decrease of $476, 000 from the $837,000 used in the six months ended June 30, 2009. The $476,000 decrease is attributable to a $92,000 increase in non-cash interest expense, a $59,000 decrease in stock-based compensation, a $370,000 increase in amounts due the executive officers, and a $58,000 decrease in the net loss.

For the six months ended June 30, 2010, we invested $95,000 in equipment and intellectual property, representing a decrease of $129,000 from the $224,000 invested in the six months ended June 30, 2009.

For the six months ended June 30, 2010, we raised cash of $522,500, $435,000 through the sale of common shares and $87,500 through the sale of Senior Convertible Notes.  No cash was provided by financing activities for the same period in 2009. See Footnotes 2 and 3, the Sale of Series A Senior Notes and Stockholders’ Deficiency.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

The Patent Assets include those described and claimed in the following U.S. patents and related patent applications  — along with their respective foreign counterpart patents and patent applications:

●	U.S. Patent No. 6,253,580, issued July 3, 2001, entitled “Method of Making a Tubular Member for the Optical Fiber Production Using Plasma Outside Vapor Deposition.”

●	U.S. Patent Application No. 09/058,207, filed April 10, 1998, entitled “Method of Making an Optical Fiber Preform.” (This application relates to U.S. Patent No. 6,536,240).

●	U.S. Patent No. 6,536,240, issued March 25, 2003, entitled “Method of Making an Optical Fiber Preform via Multiple Plasma Deposition and Sintering Steps.”

●	U.S. Patent No. 6,793,775, issued September 21, 2004, entitled “Multiple Torch-Multiple Target Method and Apparatus for Plasma Outside Chemical Vapor Deposition.”

●	U.S. Patent No. 6,769,275, issued August 3, 2004, entitled “Method for Making Optical Fiber Preform Using Simultaneous Inside and Outside Deposition.”

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

On December 2, 2009, Judge Zobel held a status conference in the actions. At the conference, J-Fiber agreed to drop its conversion and fraudulent-conveyance counterclaims (Counts I and II) and agreed to proceed solely on its declaratory-judgment counterclaims (Counts III and IV). J-Fiber’s decision to drop Counts I and II obviated any need for it to amend its Counterclaim and largely if not entirely mooted the revival and consolidation of the Adversary Proceeding.  The court ordered at the conference that document discovery must be completed by February 26, 2010; fact depositions must be completed by August 31, 2010; and the next status conference will be held on September 14, 2010.

   On June 30 and July 1, 2010, the parties participated in a mediation with Judge Judith G. Dein, Chief Magistrate of the United States District Court for the District of Massachusetts.  The mediation was a global mediation seeking to resolve all of the pending litigations (described in this section) in which we or our executives are adverse to J-Fiber.  The mediation has led to ongoing settlement discussions between the parties.  In light of those settlement discussions, on August 13, 2010, the parties jointly moved to extend the deadline for the completion of fact depositions to November 30, 2010.

These actions are at an early stage, as discovery has not been completed and depositions have not been taken, and we cannot predict their outcome. We intend to vigorously prosecute our case against J-Fiber and defend against J- Fiber’s counterclaims.   Furthermore, the Patent Assets are related to optical fiber.  Accordingly, even if we are not declared the owner of the Patent Assets we will not only retain a $7,500,000 secured claim to the Patent Assets but also be able to continue pursuing our solar-related business --- the primary business contemplated by our business plan --- since none of our proprietary technology used in manufacturing solar grade silicon relies on the Patent Assets that are the subject of the litigation.

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

On September 24, 2009, the court, on its own initiative, denied J-Fiber’s motion to dismiss without prejudice because J-Fiber did not follow Judge Seibel’s individual practices, which require a pre-motion conference before a party can file a motion.  The court has scheduled a pre-motion conference for January 22, 2010, at which it granted J-Fiber permission to file a motion to dismiss along with a supplemental brief.  On February 22, 2010, J-Fiber served its renewed motion to dismiss and supplemental brief, focusing on its argument that it is not subject to personal jurisdiction in the case.  On March 22, 2010, we opposed J-Fiber’s motion.  J-Fiber filed its reply brief on April 20, 2010 and the motion remains pending.

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
In December 2005, J-Fiber filed an action in Gera, Germany, reference number 1HKO 296/05 against Mr. Aslami and Mr. DeLuca, with respect to a multi-party transaction among a subsidiary of Tyco International, Ltd, FiberCore, FC Jena, and Xtal Fibras Opticas S.A. Brazil, a company 90% owned by FiberCore. As part of the transaction, Tyco loaned $1,500,000 to a wholly-owned subsidiary of FiberCore collateralized by a secured lien on $3,000,000 of newly purchased specialized equipment used in the making of preforms, the raw material for making optical fiber.  Title to the equipment was transferred to the subsidiary from Xtal in consideration of Xtal being discharged from certain obligations both to FiberCore as well as to FC Jena. FC Jena received a 16% interest in the subsidiary as well as other consideration.

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

On January 30, 2010, the judge issued a decision, based on reviewing the files with respect to the first case, to dismiss the claims brought by J-Fiber. However, as the judge did not hold a formal hearing, both parties need to agree with the judge’s decision. Defendant’s agreed but J-Fiber did not. Accordingly, on April 8, 2010 a hearing was held with respect to first case; the judge indicated that it was not necessary for Defendants to attend. On May 12, 2010, Defendant’s counsel was advised that the judge made a final decision to dismiss the claims raised by J-Fiber in the first case. J-Fiber has since filed an appeal.

As for the second case, the judge scheduled  an additional hearing on November 11, 2010 so as to allow J-Fiber introduce additional witnesses.

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

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

On April 5, 2010, as part of interim financing effort, we began offering shares of our common stock, $.0001 par value per share, at $.50 per share to existing shareholders and to a limited number of known accredited investors. As of June 30, 2010, the proceeds from equity sales totaled $435,000 and $87,500 from the sale of senior notes due September 30, 2011.  The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

Item 3.     Defaults upon Senior Securities

  None.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description
10.1	Form of Securities Purchase Agreement - sale of convertible notes.
10.2	Form of Securities Purchase Agreement – sale of common stock.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US SOLARTECH, INC.

Date: August 15, 2010	By:	/s/ Mohd Aslami
Name: Mohd Aslami
Title: Chief Executive Officer, President, and
Chief Technology Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Securities Purchase Agreement - sale of convertible notes.
10.2	Form of Securities Purchase Agreement – sale of common stock.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.